Form 10-Q
period 2024-03-31
MBIA INC
filed 2024-05-09
CIK 814585

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 2, 2024, 51,276,529 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $1,186 and $1,175)	$1,040	$1,043
Investments carried at fair value	321	337
Short-term investments, at fair value (amortized cost $442 and $548)	442	548
Other investments at amortized cost	3	3
Total investments	1,806	1,931
Cash and cash equivalents	131	104
Premiums receivable (net of allowance for credit losses of $- and $- )	145	146
Deferred acquisition costs	30	31
Insurance loss recoverable	179	183
Assets held for sale	74	73
Other assets	57	76
Assets of consolidated variable interest entities:
Cash	6	3
Investments carried at fair value	22	22
Loans receivable at fair value	36	35
Other assets	2	2
Total assets	$2,488	$2,606
Liabilities and Equity
Liabilities:
Unearned premium revenue	$224	$232
Loss and loss adjustment expense reserves	470	473
Long-term debt	2,625	2,585
Medium-term notes (includes financial instruments carried at fair value of $36 and $40)	457	497
Investment agreements	220	221
Liabilities held for sale	64	64
Other liabilities	85	86
Liabilities of consolidated variable interest entities:
Variable interest entity debt (includes financial instruments carried at fair value of $46 and $78)	51	81
Derivative liabilities	15	14
Total liabilities	4,211	4,253
Commitments and contingencies (Refer to Note 12: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,486	2,515
Retained earnings (deficit)	(1,230)	(1,144)
Accumulated other comprehensive income (loss), net of tax of $7 and $7	(131)	(139)
Treasury stock, at cost--231,910,363 and 232,323,184 shares	(3,141)	(3,172)
Total shareholders' equity of MBIA Inc.	(1,733)	(1,657)
Preferred stock of subsidiary and noncontrolling interest held for sale	10	10
Total equity	(1,723)	(1,647)
Total liabilities and equity	$2,488	$2,606

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended March 31,
	2024	2023

Revenues
Total premiums earned (net of ceded premiums of $- and $-)	$9	$10
Net investment income	23	26
Net realized investment gains (losses)	(1)	(3)
Net gains (losses) on financial instruments at fair value and foreign exchange	4	(13)
Net gains (losses) on extinguishment of debt	1	-
Other net realized gains (losses)	2	-
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	(25)	(3)
Other net realized gains (losses)	-	(15)
Total revenues	13	2
Expenses
Losses and loss adjustment	18	6
Amortization of deferred acquisition costs	1	2
Operating	25	22
Interest	52	51
Expenses of consolidated variable interest entities:
Operating	4	4
Total expenses	100	85
Income (loss) from continuing operations before income taxes	(87)	(83)
Provision (benefit) for income taxes	-	-
Income (loss) from continuing operations	(87)	(83)
Income (loss) from discontinued operations, net of income taxes	1	(3)
Net income (loss)	(86)	(86)
Less: Net income from discontinued operations attributable to noncontrolling interest	-	7
Net income (loss) attributable to MBIA Inc.	$(86)	$(93)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted
Continuing operations	$(1.88)	$(1.67)
Discontinued operations	0.04	(0.19)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted	$(1.84)	$(1.86)
Weighted average number of common shares outstanding
Basic	46,820,922	49,945,917
Diluted	46,820,922	49,945,917

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2024	2023

Net income (loss) attributable to MBIA Inc.	$(86)	$(93)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(15)	43
Reclassification adjustments for (gains) losses included in net income (loss)	-	5
Foreign currency translation gains (losses)	-	(1)
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	4	1
Reclassification adjustments for (gains) losses included in net income (loss)	19	14
Total other comprehensive income (loss)	8	62
Comprehensive income (loss) attributable to MBIA Inc.	$(78)	$(31)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions except share amounts)

	Three Months Ended March 31,
	2024	2023

Common shares
Balance at beginning and end of period	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of period	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,515	$2,925
Share-based compensation	(29)	(10)
Balance at end of period	$2,486	$2,915
Retained earnings (deficit)
Balance at beginning of period	$(1,144)	$(653)
Net income (loss) attributable to MBIA Inc.	(86)	(93)
Balance at end of period	$(1,230)	$(746)
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(139)	$(283)
Other comprehensive income (loss)	8	62
Balance at end of period	$(131)	$(221)
Treasury shares
Balance at beginning of period	(232,323,184)	(228,333,444)
Share-based compensation	412,821	111,803
Balance at end of period	(231,910,363)	(228,221,641)
Treasury stock amount
Balance at beginning of period	$(3,172)	$(3,154)
Share-based compensation	31	11
Balance at end of period	$(3,141)	$(3,143)
Total shareholders' equity of MBIA Inc.
Balance at beginning of period	$(1,657)	$(882)
Period change	(76)	(30)
Balance at end of period	$(1,733)	$(912)
Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315
Preferred stock of subsidiary and noncontrolling interest held for sale
Balance at beginning of period	$10	$6
Period change	-	7
Balance at end of period	$10	$13
Total equity	$(1,723)	$(899)

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Premiums, fees and reimbursements received	$2	$2
Investment income received	16	26
Financial guarantee losses and loss adjustment expenses paid	(19)	(28)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	2	3
Operating expenses paid and other operating	(19)	(34)
Other proceeds from consolidated variable interest entities	-	15
Interest paid, net of interest converted to principal	(12)	(14)
Cash (used) provided by discontinued operations	-	(6)
Net cash provided (used) by operating activities	(30)	(36)
Cash flows from investing activities:
Purchases of available-for-sale investments	(53)	(247)
Sales of available-for-sale investments	28	98
Paydowns, maturities and other proceeds of available-for-sale investments	28	49
Purchases of investments at fair value	(46)	(24)
Sales, paydowns, maturities and other proceeds of investments at fair value	65	209
Sales, paydowns and maturities (purchases) of short-term investments, net	112	(13)
(Payments) proceeds for derivative settlements	(1)	(1)
Net cash provided (used) by investing activities	133	71
Cash flows from financing activities:
Proceeds from investment agreements	-	2
Principal paydowns of investment agreements	(1)	(1)
Principal paydowns of medium-term notes	(36)	-
Proceeds from variable interest entity debt	2	-
Principal paydowns/redemptions of variable interest entity debt	(36)	(21)
Purchases of treasury stock	(2)	(4)
Cash provided (used) by discontinued operations	-	4
Net cash provided (used) by financing activities	(73)	(20)
Net increase (decrease) in cash and cash equivalents	30	15
Cash and cash equivalents - beginning of year	108	78
Cash and cash equivalents - end of year	$138	$93
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(86)	$(86)
Income (loss) from discontinued operations, net of income taxes	1	(3)
Income (loss) from continuing operations	(87)	(83)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Change in:
Unearned premium revenue	(8)	(9)
Loss and loss adjustment expense reserves	(3)	(66)
Insurance loss recoverable	4	42
Accrued interest payable	36	34
Other assets and liabilities	1	7
Net realized investment gains (losses)	1	3
Net (gains) losses on financial instruments at fair value and foreign exchange	21	16
Other net realized (gains) losses	(2)	15
Other operating	7	5
Total adjustments to income (loss) from continuing operations	57	47
Net cash provided (used) by operating activities	$(30)	$(36)

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

Refer to “Note 9: Business Segments” for further information about the Company’s operating segments.

Business Developments

PREPA

On January 1, 2024, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $16 million. As of March 31, 2024, National had $792 million of insured debt service outstanding related to PREPA.

On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. An amended plan of adjustment for PREPA and related disclosure statement was filed on February 9, 2023. On June 26, 2023, the Court entered an order reducing bondholder allowed net unsecured claims to $2.4 billion from approximately $7.6 billion. On August 25, 2023, National entered into the First Amendment to the PREPA Plan Support Agreement (the “Amended PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. By order dated November 17, 2023, the Court approved the Disclosure Statement for the Third Amended Plan incorporating, among other things, the terms of the Amended PSA. On December 29, 2023, the Oversight Board filed the Corrected Fourth Amended Title III Plan (the "Amended Plan"). The Amended PSA provides that, upon effective date of the Amended Plan, National shall receive cash, together with certain fees and expense reimbursement payments, in an amount based in part on the ultimate participation, if any, of certain currently non-accepting holders of uninsured PREPA bonds. The Amended PSA also provides National with additional consideration in the form of two types of contingent values instruments, whose value cannot be assured. The Amended PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s confirmation and effectiveness of the Amended Plan, as it may be further amended with the Court’s approval. The confirmation hearing commenced on March 4, 2024 and concluded on March 18, 2024. The Court has not ruled currently on confirmation of the Amended Plan. There is no assurance the Amended Plan will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan of adjustment from the Amended PSA, National’s PREPA loss reserves and recoveries could be materially adversely affected. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information of the Company’s PREPA reserves and recoveries.

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

Discontinued Operations

For those Zohar-related portfolio companies in which the Company acquired an interest and which have met the criteria for held for sale classification in accordance with ASC 360, the Company classified these entities as held for disposition. Accordingly, the Company classified the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale. Furthermore, as these entities met the one-year probable sale criteria on the acquisition date, and the remaining held for sale criteria within a short period following the acquisition date, these entities were classified as discontinued operations in accordance with ASC 205. As of March 31, 2024 and December 31, 2023, the assets and liabilities of these entities are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statements of operations for the three months ended March 31, 2024 and 2023. For the net assets of the Company's Zohar-related portfolio companies that are classified as held for sale beyond one year, the Company continues to actively market its net assets held for sale and has identified interested parties, including having attained various stages of a sales or liquidation process. In addition, the Company has continued to (i) take necessary actions to respond to changes in circumstances, including recording a loss on disposal group; (ii) actively market the net assets at prices that are deemed reasonable; and (iii) meet the criteria for held for sale classification.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

The following table summarizes the components of assets and liabilities held for sale:

	As of
In millions	March 31, 2024	December 31, 2023
Assets held for sale
Cash	$1	$1
Accounts receivable	16	17
Goodwill	90	90
Other assets	9	9
Loss on disposal group	(42)	(44)
Total assets held for sale	$74	$73
Liabilities held for sale
Accounts payable	$6	$7
Debt	40	39
Accrued expenses and other	18	18
Total liabilities held for sale	$64	$64

The results of operations from discontinued operations for the three months ended March 31, 2024 and 2023 consist of the following:

	Three Months Ended March 31,
In millions	2024	2023
Revenues:
Revenues	$24	$32
Cost of sales	11	17
Total revenues from discontinued operations	13	15
Expenses:
Operating	13	20
Interest	1	1
Increase (decrease) on loss on disposal group	(2)	(3)
Total expenses from discontinued operations	12	18
Income (loss) before income taxes from discontinued operations	1	(3)
Provision (benefit) for income taxes from discontinued operations	-	-
Income (loss) from discontinued operations, net of income taxes	$1	$(3)

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

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries.

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2: Significant Accounting Policies (continued)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated. Certain amounts have been reclassified in prior years' financial statements to conform to the current presentation.

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

The results of operations for the three months ended March 31, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.

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

Consolidated VIEs

The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIE are present according to the design and characteristics of these entities. During the first quarter of 2024, there were no consolidations or deconsolidations of VIEs by the Company. During the first quarter of 2023, the Company deconsolidated one structured finance VIE due to the prepayment of the outstanding notes of the VIE and recorded losses of $15 million primarily due to credit losses in accumulated other comprehensive income ("AOCI") that were released to earnings. For the three months ended March 31, 2023, no additional VIEs were consolidated. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of March 31, 2024 and December 31, 2023. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2024
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$838	$19	$5	$21	$3	$232
Consumer asset-backed	111	-	-	1	-	3
Corporate asset-backed	391	-	2	7	3	-
Total global structured finance	1,340	19	7	29	6	235
Global public finance	210	-	4	-	3	-
Total insurance	$1,550	$19	$11	$29	$9	$235

	December 31, 2023
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$853	$19	$5	$23	$3	$239
Consumer asset-backed	121	-	-	1	-	3
Corporate asset-backed	402	-	2	7	3	-
Total global structured finance	1,376	19	7	31	6	242
Global public finance	218	-	4	-	4	-
Total insurance	$1,594	$19	$11	$31	$10	$242

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

PREPA

In formulating loss reserves and recoveries for PREPA, estimates in the Company’s probability-weighted scenarios include assumptions related to the nature, value, and timing of net cash flows considering the following: environmental, economic, and political developments on the island; litigation and ongoing discussions with creditors and obligors on the Title III proceedings; contractual debt service payments; any existing settlement agreements or proposals and deviations from these proposals; the remediation strategy for insured obligations that have defaulted or are expected to default; and values of other obligations of the issuer. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on the Company’s PREPA exposure.

International and Structured Finance Insurance

The international and structured finance insurance segment’s case basis reserves and insurance loss recoveries recorded in accordance with GAAP do not include reserves and recoveries on consolidated VIEs, since they are eliminated in consolidation.

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company calculated RMBS case basis reserves as of March 31, 2024 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the secured overnight financing rate, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023 are presented in the following table:

	As of March 31, 2024		As of December 31, 2023
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$150	$234	$152	$230
International and Structured Finance Insurance:
Before VIE eliminations	30	321	32	335
VIE eliminations	(1)	(85)	(1)	(92)
Total international and structured finance insurance	29	236	31	243
Total	$179	$470	$183	$473

(1) - Amounts are net of estimated recoveries of expected future claims.

Changes in Loss and LAE Reserves

Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2024. Changes in loss and LAE reserves, with the exception of loss and LAE payments, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the weighted average risk-free rates used to discount the Company’s loss reserves (claim liability) were 4.33% and 3.97%, respectively. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of March 31, 2024 and December 31, 2023, the Company’s gross loss and LAE reserves included $8 million related to LAE.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2024
Gross Loss						Gross Loss
and LAE		Accretion			Changes in	and LAE
Reserves as of	Loss	of Claim	Changes in		Unearned	Reserves as of
December 31,	and LAE	Liability	Discount	Changes in	Premium	March 31,
2023	Payments	Discount	Rates	Assumptions (1)	Revenue	2024
$473	$(19)	$4	$(11)	$26	$(3)	$470

(1) - Includes changes in amount and timing of estimated payments and recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The decrease in the Company’s loss and LAE reserves was primarily due to payments as well as an increase in risk-free rates during 2024, which caused future liabilities, net of recoveries to decline primarily on our RMBS insured transactions, partially offset by an increase in reserves for PREPA due to extending the timing of the effective date of a settlement, establishing reserves on a U.S. Public Finance lease-backed transaction, an increase in the secured overnight financing rate ("SOFR"), which increased estimated interest expense on floating rate liabilities and accretion.

Changes in Insurance Loss Recoverable

Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the three months ended March 31, 2024. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Three Months Ended March 31, 2024
	Gross					Gross
	Recoverable					Recoverable
	as of		Accretion	Changes in		as of
	December 31,	Collections	of	Discount	Changes in	March 31,
In millions	2023	for Cases	Recoveries	Rates	Assumptions	2024
Insurance loss recoverable	$183	$(2)	$2	$(1)	$(3)	$179

The decrease in the Company’s insurance loss recoverable reflected in the preceding table was primarily due extending the timing of a PREPA settlement, which reduced expected recoveries due to discounting over a longer time frame.

Loss and LAE Activity

For the three months ended March 31, 2024, the incurred loss primarily relates to extending the timing of the effective date of a PREPA settlement, establishing reserves on a U.S. public finance lease-backed transaction, an increase in SOFR, which increased interest expense on floating rate liabilities on the Company's RMBS portfolio, and accretion. This incurred loss was partially offset by an increase in risk-free rates, which caused future reserves, net of recoveries, to decline, primarily on the Company’s insured RMBS portfolio.

For the three months ended March 31, 2023, the loss and LAE incurred primarily related to a decrease in risk-free rates during 2023, which caused liabilities to increase on our first-lien RMBS portfolio.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended March 31, 2024 and 2023, gross LAE related to remediating insured obligations was $2 million.

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2024:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	30	-	-	96	126
Number of issues (1)	11	-	-	78	89
Remaining weighted average contract period (in years)	5.9	-	-	6.4	6.2
Gross insured contractual payments outstanding: (2)
Principal	$795	$-	$-	$1,686	$2,481
Interest	1,396	-	-	629	2,025
Total	$2,191	$-	$-	$2,315	$4,506
Gross Claim Liability (3)	$-	$-	$-	$852	$852
Less:
Gross Potential Recoveries (4)	-	-	-	467	467
Discount, net (5)	-	-	-	91	91
Net claim liability (recoverable)	$-	$-	$-	$294	$294
Unearned premium revenue	$5	$-	$-	$10	$15
Reinsurance recoverable on paid and unpaid losses (6)					$13

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

Note 6: Fair Value of Financial Instruments

Fair Value Measurement

Financial Assets and Liabilities

Financial assets held by the Company primarily consist of investments in debt and equity securities and loans receivables at fair value. Financial liabilities issued by the Company primarily consist of debt issued for general corporate purposes within its corporate segment, medium-term notes ("MTNs"), investment agreements, and debt issued by consolidated VIEs.

Valuation Techniques

Valuation techniques for financial instruments measured at fair value are described below.

Fixed-Maturity Securities Held as Available-For-Sale, Investments Carried at Fair Value and Short-term Investments

These investments include available-for-sale ("AFS") investments in U.S. Treasury and government agencies, state and municipal bonds, foreign governments, corporate obligations, MBS, ABS, money market securities, equity investments and loans carried at fair value.

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

Variable Interest Entity Loans Receivable at Fair Value

Loans receivable at fair value are assets held by a consolidated VIE consisting of residential mortgage loans and are categorized in Level 3 of the fair value hierarchy. Fair values of residential mortgage loans are determined using quoted prices for similar securities, adjusted for the fair values of the financial guarantees provided by MBIA Corp. on the related MBS. The fair values of the financial guarantees consider expected claim payments, net of recoveries, under MBIA Corp.’s policies.

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

Derivatives

A VIE consolidated by the Company entered into a derivative instrument consisting of a cross currency swap that as of March 31, 2024 and December 31, 2023 had outstanding notional amounts of $39 million. The cross currency swap was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair value of the VIE derivative was determined based on the valuation provided by an independent third party, which is included in “Liabilities of consolidated variable interest entities – Derivative liabilities” on the Company’s consolidated balance sheets. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Fair Value as of			Range
	March 31,			(Weighted
In millions	2024	Valuation Techniques	Unobservable Input	Average)
Assets:
Equity Investments	$102	Discounted cash flow	EBITDA multiples (1)
			Discount rate (1)
			Weightings (1)
		Sum of the parts	Hard asset values (1)
			Type certificate values (1)
			Weightings (1)
Loans carried at fair value	6	Discounted cash flow	Discount rate (1)
Assets of consolidated VIEs:
Loans receivable at fair value	36	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	25% - 25% (25%) (2)
Liabilities of consolidated VIEs:
Variable interest entity notes	46	Market prices of VIE assets adjusted for financial guarantees provided or market prices of similar liabilities	Impact of financial guarantee	69% - 69% (69%) (2)

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

The significant unobservable input used in the fair value measurement of the loans carried at fair value is the discount rate. The fair value of loans carried at fair value is determined by discounting cash flows. The discount rate includes the credit spread which primarily reflects the credit quality of the obligor. If there had been a lower or higher discount rate, the value of loans carried at fair value would have been higher or lower, respectively.

The significant unobservable input used in the fair value measurement of the Company’s residential loans receivable at fair value of consolidated VIEs is the impact of the financial guarantee. The fair value of residential loans receivable is calculated by subtracting the value of the financial guarantee from the market value of similar instruments to that of the VIE liabilities. The value of a financial guarantee is estimated by the Company as the present value of expected cash payments, net of recoveries, under the policy. If there had been a lower expected cash flow on the underlying loans receivable of the VIE, the value of the financial guarantee provided by the Company under the insurance policy would have been higher. This would have resulted in a lower fair value of the residential loans receivable in relation to the obligations of the VIE.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable		Balance as of
	Assets	Inputs	Inputs		March 31,
In millions	(Level 1)	(Level 2)	(Level 3)		2024
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$546	$7	$-		$553
State and municipal bonds	-	119	-		119
Foreign governments	-	13	-		13
Corporate obligations	-	490	7	(1)	497
Mortgage-backed securities:
Residential mortgage-backed agency	-	140	-		140
Residential mortgage-backed non-agency	-	34	-		34
Commercial mortgage-backed	-	14	-		14
Asset-backed securities:
Collateralized debt obligations	-	132	-		132
Other asset-backed	-	63	-		63
Total fixed-maturity investments	546	1,012	7		1,565
Money market securities	85	-	-		85
Equity investments	43	8	102		153
Cash and cash equivalents	131	-	-		131
Assets of consolidated VIEs:
Mortgage-backed securities:
Residential mortgage-backed non-agency	-	10	-		10
Commercial mortgage-backed	-	10	-		10
Asset-backed securities:
Collateralized debt obligations	-	1	-		1
Other asset-backed	-	1	-		1
Cash	6	-	-		6
Loans receivable at fair value:
Residential loans receivable	-	-	36		36
Other assets	-	-	2		2
Total assets	$811	$1,042	$147		$2,000
Liabilities:
Medium-term notes	$-	$-	$36		$36
Other liabilities:
Insured credit derivatives	-	1	-		1
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	46		46
Currency derivatives	-	-	15		15
Total liabilities	$-	$1	$97		$98

(1) - Includes loans carried at fair value of $6 million.

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
Other liabilities:
Insured credit derivatives	-	1	-	1
Non-insured interest rate derivatives	-	1	-	1
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	78	78
Currency derivatives	-	-	14	14
Total liabilities	$-	$2	$132	$134

Level 3 assets at fair value as of March 31, 2024 and December 31, 2023 represented approximately 7% of total assets measured at fair value. Level 3 liabilities at fair value as of March 31, 2024 and December 31, 2023 represented approximately 99% of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2024 and December 31, 2023. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	March 31,	March 31,
In millions	(Level 1)	(Level 2)	(Level 3)	2024	2024
Assets:
Other investments	$-	$-	$3	$3	$3
Total assets	$-	$-	$3	$3	$3
Liabilities:
Long-term debt	$-	$302	$-	$302	$2,625
Medium-term notes	-	-	235	235	418	(1)
Investment agreements	-	-	236	236	220
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	5	5	5
Total liabilities	$-	$302	$476	$778	$3,268
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$793	$793	$515
Ceded recoverable (liability)	-	-	20	20	16

(1) - The carry value includes the complex interest calculations embedded derivatives in certain MTNs that are reported together with the host contract. As of March 31, 2024, the Company had an immaterial amount of embedded derivative assets and had embedded derivative liabilities of $2 million.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	December 31,	December 31,
In millions	(Level 1)	(Level 2)	(Level 3)	2023	2023
Assets:
Other investments	$-	$-	$3	$3	$3
Total assets	$-	$-	$3	$3	$3
Liabilities:
Long-term debt	$-	$287	$-	$287	$2,585
Medium-term notes	-	-	291	291	455	(1)
Investment agreements	-	-	243	243	221
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	3	3	3
Total liabilities	$-	$287	$537	$824	$3,264
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$837	$837	$522
Ceded recoverable (liability)	-	-	20	20	16

(1) - The carry value includes the complex interest calculations embedded derivatives in certain MTNs that are reported together with the host contract. As of December 31, 2023, the Company had embedded derivative assets and liabilities of $1 million and $3 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2024 and 2023:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2024

												Change in	Change in
												Unrealized	Unrealized
												Gains	Gains
												(Losses) for	(Losses) for
												the Period	the Period
												Included in	Included in
		Total										Earnings	OCI
		Gains /	Unrealized									for Assets	for Assets
		(Losses)	Gains /									still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers			as of	as of
	Beginning	in	Included					into	out of	Ending		March 31,	March 31,
In millions	of Period	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance		2024	2024(1)
Assets:
Corporate obligations	$1	$-	$-	$6	$-	$-	$-	$-	$-	$7	(3)	$-	$-
Equity investments	108	(6)	-	-	-	-	-	-	-	102		(6)	-
Assets of consolidated VIEs:
Loans receivable - residential	35	2	-	-	-	(1)	-	-	-	36		2	-
Other	2	-	-	-	-	-	-	-	-	2		-	-
Total assets	$146	$(4)	$-	$6	$-	$(1)	$-	$-	$-	$147		$(4)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses								still held	still held
	Balance,	Included	Included					Transfers	Transfers		as of	as of
	Beginning	in	in					into	out of	Ending	March 31,	March 31,
In millions	of Period	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2024	2024(2)
Liabilities:
Medium-term notes	$40	$(2)	$(2)	$-	$-	$-	$-	$-	$-	$36	$(2)	$(2)
Liabilities of consolidated VIEs:
VIE notes	78	25	(20)	-	-	(37)	-	-	-	46	-	(1)
Currency derivatives	14	1	-	-	-	-	-	-	-	15	1	-
Total liabilities	$132	$24	$(22)	$-	$-	$(37)	$-	$-	$-	$97	$(1)	$(3)

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on MBIA's Consolidated Statement of Comprehensive Income/Loss.

(3) - Includes loans carried at fair value of $6 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2023

											Change in	Change in
											Unrealized	Unrealized
											Gains	Gains
											(Losses) for	(Losses) for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		Gains /	Unrealized								Assets	Assets
		(Losses)	Gains /								still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	March 31,	March 31,
In millions	of Period	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(1)
Assets:
Corporate obligations	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1	$-	$-
Equity investments	115	-	-	-	-	-	-	-	-	115	-	-
Assets of consolidated VIEs:
Loans receivable- residential	78	7	-	-	-	(2)	-	-	-	83	5	-
Other	23	2	-	-	-	-	(16)	-	-	9	1	-
Total assets	$216	$9	$-	$-	$-	$(2)	$(16)	$1	$-	$208	$6	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		(Gains) /	Unrealized								Liabilities	Liabilities
		Losses	(Gains) /								still held	still held
	Balance,	Included	Losses					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	March 31,	March 31,
In millions	of Period	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(2)
Liabilities:
Medium-term notes	$41	$3	$(2)	$-	$-	$-	$-	$-	$-	$42	$3	$(2)
Liabilities of consolidated VIEs:
VIE notes	172	15	(14)	-	-	(1)	(18)	-	-	154	1	-
Currency derivatives	6	5	-	-	-	-	-	-	-	11	5	-
Total liabilities	$219	$23	$(16)	$-	$-	$(1)	$(18)	$-	$-	$207	$9	$(2)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the three months ended March 31, 2024, there were no transfers into or out of Level 3.

For the three months ended March 31, 2023, sales include the impact of the deconsolidation of a VIE. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

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

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2024 and 2023 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	March 31,	Included	March 31,
In millions	in Earnings	2024	in Earnings	2023
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$(4)	$(4)	$(3)	$(3)
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(24)	1	3	-
Other net realized gains (losses)	-	-	(14)	-
Total	$(28)	$(3)	$(14)	$(3)

Derivative Instruments

The following table presents the effects of derivative instruments on the Company's consolidated statements of operations for the three months ended March 31, 2024 and 2023:

In millions
Derivatives Not Designated		Three Months Ended March 31,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2024	2023
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$-	$(9)
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(1)	(4)
Total		$(1)	$(13)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following table presents the gains and (losses) included in the Company's consolidated statements of operations for the three months ended March 31, 2024 and 2023 for financial instruments for which the fair value option was elected:

	Three Months Ended March 31,
In millions	2024	2023
Investments carried at fair value (1)	$(4)	$3
Fixed-maturity securities held at fair value-VIE (2)	-	(4)
Loans receivable and other instruments at fair value:
Residential mortgage loans (2)	2	7
Other assets-VIE (2)	-	2
Medium-term notes (1)	2	(3)
Variable interest entity notes (2)	(25)	(15)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange" on MBIA's consolidated statements of operations.

(2) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on MBIA's consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2024 and December 31, 2023 for loans and notes for which the fair value option was elected:

	As of March 31, 2024			As of December 31, 2023
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$17	$17	$-	$18	$18	$-
Residential mortgage loans (90 days or more past due)	59	19	40	58	17	41
Total loans receivable and other instruments at fair value	$76	$36	$40	$76	$35	$41
Variable interest entity notes	$292	$46	$246	$328	$78	$250
Medium-term notes	$54	$36	$18	$55	$40	$15

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

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of March 31, 2024 and December 31, 2023, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were gains of $22 million and losses of $1 million, respectively, reported in AOCI on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended March 31, 2024 and 2023, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $19 million and $14 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments

Investments, excluding equity instruments, those elected under the fair value option and those classified as trading, primarily consist of debt instruments classified as AFS.

The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$567	$-	$-	$(20)	$547
State and municipal bonds	125	-	3	(9)	119
Foreign governments	14	-	1	(2)	13
Corporate obligations	511	-	1	(98)	414
Mortgage-backed securities:
Residential mortgage-backed agency	143	-	-	(17)	126
Residential mortgage-backed non-agency	31	-	1	(6)	26
Commercial mortgage-backed	13	-	-	-	13
Asset-backed securities:
Collateralized debt obligations	96	-	1	(1)	96
Other asset-backed	44	-	-	(1)	43
Total AFS investments	$1,544	$-	$7	$(154)	$1,397

	December 31, 2023
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$721	$-	$1	$(18)	$704
State and municipal bonds	128	-	3	(8)	123
Foreign governments	19	-	1	(2)	18
Corporate obligations	505	-	2	(90)	417
Mortgage-backed securities:
Residential mortgage-backed agency	149	-	-	(14)	135
Residential mortgage-backed non-agency	31	-	1	(5)	27
Commercial mortgage-backed	13	-	-	-	13
Asset-backed securities:
Collateralized debt obligations	96	-	1	(1)	96
Other asset-backed	26	-	-	(2)	24
Total AFS investments	$1,688	$-	$9	$(140)	$1,557

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of March 31, 2024. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
	Net
	Amortized	Fair
In millions	Cost	Value
Due in one year or less	$418	$417
Due after one year through five years	159	155
Due after five years through ten years	205	179
Due after ten years	435	342
Mortgage-backed and asset-backed	327	304
Total fixed-maturity investments	$1,544	$1,397

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of March 31, 2024 and December 31, 2023 was $11 million. These deposits are required to comply with state insurance laws.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of March 31, 2024 and December 31, 2023, the fair value of securities pledged as collateral for these investment agreements were $230 million and $241 million, respectively. The Company’s collateral as of March 31, 2024 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.

Impaired Investments

The following tables present the non-credit related gross unrealized losses related to AFS investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$25	$-	$140	$(20)	$165	$(20)
State and municipal bonds	27	(1)	58	(8)	85	(9)
Foreign governments	2	-	6	(2)	8	(2)
Corporate obligations	25	(1)	334	(97)	359	(98)
Mortgage-backed securities:
Residential mortgage-backed agency	9	-	112	(17)	121	(17)
Residential mortgage-backed non-agency	3	-	21	(6)	24	(6)
Commercial mortgage-backed	-	-	3	-	3	-
Asset-backed securities:
Collateralized debt obligations	-	-	72	(1)	72	(1)
Other asset-backed	16	-	17	(1)	33	(1)
Total AFS investments	$107	$(2)	$763	$(152)	$870	$(154)

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

Gross unrealized losses on AFS investments increased as of March 31, 2024 compared with December 31, 2023 primarily due to higher interest rates, partially offset by tighter credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2024 and December 31, 2023 was 14 years. As of March 31, 2024 and December 31, 2023, there were 433 and 450 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 365 securities were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of March 31, 2024:

	AFS Securities
Percentage of Fair Value	Number of	Book Value	Fair Value
Below Book Value	Securities	(in millions)	(in millions)
> 5% to 15%	176	$231	$208
> 15% to 25%	108	277	226
> 25% to 50%	79	227	152
> 50%	2	-	-
Total	365	$735	$586

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

As of March 31, 2024, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2024 that would require the sale of impaired securities.

Credit Losses on Investments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. If the Company determines that the declines in the fair value are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the Company’s policy for its determination of credit losses. The Company did not purchase any credit-deteriorated assets or establish an allowance for credit losses for AFS securities for the three months ended March 31, 2024.

The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of March 31, 2024 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of March 31, 2024.

		Unrealized	Insurance Loss
In millions	Fair Value	Loss	Reserve (1)
Mortgage-backed	$17	$(4)	$22
Corporate obligations	78	(39)	-
Total	$95	$(43)	$22

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of Available-for-Sale Investments

Gross realized gains and losses from sales of AFS investments are recorded within “Net realized investment gains (losses)”on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
In millions	2024	2023
Proceeds from sales	$28	$98
Gross realized gains	$-	$1
Gross realized losses	$(1)	$(4)

Equity and Trading Investments

Equity and trading investments are included within “Investments carried at fair value” on the Company’s consolidated balance sheets. Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
In millions	2024	2023
Net gains (losses) recognized during the period on equity and trading securities	$(2)	$1
Less:
Net gains (losses) recognized during the period on equity and trading securities sold during the period	-	-
Unrealized gains (losses) recognized during the period on equity and trading securities still held at the reporting date	$(2)	$1

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
In millions	2024	2023
Income (loss) from continuing operations before income taxes	$(87)	$(83)
Provision (benefit) for income taxes	$-	$-
Effective tax rate	0.0%	0.0%

For the three months ended March 31, 2024 and 2023, the Company’s effective tax rate applied to its loss from continuing operations before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.

Deferred Tax Asset, Net of Valuation Allowance

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.3 billion and $1.2 billion as of March 31, 2024 and December 31, 2023. The Company will continue to analyze the valuation allowance on a quarterly basis.

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

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of March 31, 2024 and December 31, 2023, the Company had no material UTB.

Federal income tax returns through 2011 have been examined or surveyed. As of March 31, 2024, the Company’s NOL is approximately $4.2 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2026 through 2044. As of March 31, 2024, the Company has a foreign tax credit carryforward of $56 million, which will expire between tax years 2024 through 2033.

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

International and Structured Finance Insurance

The Company’s international and structured finance insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Corp. insures non-U.S. public finance and global structured finance obligations, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub- sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. MBIA Corp. has also insured structured finance and asset-backed obligations repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, consumer loans, structured settlements, corporate loans and bonds collateralized by such assets. MBIA Corp. insures the investment contracts written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Insurance Corporation also insures debt obligations of GFL. MBIA Corp. has also written policies guaranteeing obligations under certain derivative contracts, including termination payments that may become due upon certain insolvency or payment defaults of the financial guarantor or the issuer. MBIA Corp. has not written any meaningful amount of business since 2008.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$19	$7	$7	$-		$33
Net gains (losses) on financial instruments at fair value and foreign exchange	1	8	(5)	-		4
Net gains (losses) on extinguishment of debt	-	1	-	-		1
Revenues of consolidated VIEs	-	-	(25)	-		(25)
Inter-segment revenues (2)	6	15	1	(22)		-
Total revenues	26	31	(22)	(22)		13
Losses and loss adjustment	22	-	(4)	-		18
Amortization of deferred acquisition costs and operating	2	21	2	1		26
Interest	-	13	39	-		52
Expenses of consolidated VIEs	-	-	4	-		4
Inter-segment expenses (2)	11	6	6	(23)		-
Total expenses	35	40	47	(22)		100
Income (loss) from continuing operations before income taxes	$(9)	$(9)	$(69)	$-		$(87)
Identifiable assets per segment	$1,720	$710	$928	$(944)	(3)	$2,414
Assets held for sale	-	-	-	-		74
Total identifiable assets	$1,720	$710	$928	$(944)		$2,488

(1) - Consists of net premiums earned, net investment income, net realized investment gains (losses) and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income and expenses.

(3) - Consists principally of intercompany reinsurance balances.

	Three Months Ended March 31, 2023
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

(1) - Consists of net premiums earned, net investment income, net realized investment gains (losses) and other net realized gains (losses).

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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
In millions except per share amounts	2024	2023
Basic and diluted earnings per share:
Net income (loss) from continuing operations available to common shareholders	$(87)	$(83)
Income (loss) from discontinued operations, net of income taxes	1	(3)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	-	7
Net income (loss) from discontinued operations attributable to MBIA Inc.	1	(10)
Net income (loss) attributable to MBIA Inc.	$(86)	$(93)
Basic and diluted weighted average shares (1)	46.8	49.9
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted:
Continuing operations	$(1.88)	$(1.67)
Discontinued operations	0.04	(0.19)
Net income (loss) per share attributable to MBIA Inc. - basic and diluted	$(1.84)	$(1.86)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	4.0	4.9

(1) - Includes approximately 1 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2024 and 2023.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the three months ended March 31, 2024:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Current Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2023	$(134)	$(4)	$(1)	$(139)
Other comprehensive income (loss) before reclassifications	(15)	-	4	(11)
Amounts reclassified from AOCI	-	-	19	19
Net period other comprehensive income (loss)	(15)	-	23	8
Balance, March 31, 2024	$(149)	$(4)	$22	$(131)

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2024 and 2023:

In millions	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2024	2023	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$-	$(5)	Net realized investment gains (losses)
Instrument-specific credit risk of liabilities:
Deconsolidation of VIE	-	(14)	Other net realized gains (losses) - VIE
Settlement of liabilities	(19)	-	Net gains (losses) on financial instruments at fair value and foreign exchange - VIE
Total reclassifications for the period	$(19)	$(19)	Net income (loss)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 12: Commitments and Contingencies

The following commitments and contingencies provide an update of those discussed in “Note 19: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, and should be read in conjunction with the complete descriptions provided in the aforementioned Form 10-K.

Litigation

Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information regarding PREPA's Title III proceedings. There are otherwise no material legal proceedings pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Lease Commitments

The Company has a lease agreement for its headquarters in Purchase, New York. The initial lease term expires in 2030 with the option to terminate the lease in 2025 upon the payment of a termination amount. This lease agreement included an incentive amount to fund certain leasehold improvements, renewal options, escalation clauses and a free rent period. This lease agreement has been classified as an operating lease, and operating rent expense is recognized on a straight-line basis. The following table provides information about the Company’s leases as of March 31, 2024:

$ in millions	As of March 31, 2024	Balance Sheet Location
Right-of-use asset	$15	Other assets
Lease liability	$15	Other liabilities
Weighted average remaining lease term (years)	6.4
Discount rate used for operating leases	7.5%
Total future minimum lease payments	$19

Other Commitment

In December of 2023, MBIA Corp. and other non-affiliates agreed to provide a delayed draw term loan commitment to an entity which MBIA Corp. holds as an equity investment. MBIA Corp.'s original maximum commitment to this loan was approximately $6 million. During the three months ended March 31, 2024, $6 million was drawn under this loan. Subsequent to March 31, 2024, the term loan was amended to increase MBIA Corp.'s commitment by $4 million, which was fully drawn.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with the other sections of our Annual Report on Form 10-K for the year ended December 31, 2023 and the consolidated financial statements and notes thereto included in this Form 10-Q. In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Risk Factors” in Part II, Item 1A and “Forward-Looking and Cautionary Statements” and “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 for a further discussion of risks and uncertainties.

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

2024 Business Developments

The following is a summary of 2024 business developments:

PREPA

•
On January 1, 2024, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $16 million. As of March 31, 2024, National had $792 million of insured debt service outstanding related to PREPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (continued)

•
On January 31, 2023, National entered into a restructuring support agreement ("PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. An amended plan of adjustment for PREPA and related disclosure statement was filed on February 9, 2023. On August 25, 2023, National entered into the First Amendment to the PREPA Plan Support Agreement (the “Amended PSA”) with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. By order dated November 17, 2023, the Court approved the Disclosure Statement for the Third Amended Plan incorporating, among other things, the terms of the Amended PSA. On December 29, 2023, the Oversight Board filed the Corrected Fourth Amended Title III Plan (the "Amended Plan"). The Amended PSA provides that, upon effective date of the Amended Plan, National shall receive cash, together with certain fees and expense reimbursement payments, in an amount based in part on the ultimate participation, if any, of certain currently non-accepting holders of uninsured PREPA bonds. The Amended PSA also provides National with additional consideration in the form of two types of contingent values instruments, whose value cannot be assured. The Amended PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s confirmation and effectiveness of the Amended Plan, as it may be further amended with the Court’s approval. The confirmation hearing commenced on March 4, 2024 and concluded on March 18, 2024. The Court has not ruled currently on confirmation of the Amended Plan. There is no assurance the Amended Plan will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan of adjustment from the Amended PSA, National’s PREPA loss reserves and recoveries could be materially adversely affected.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our PREPA exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
In millions except for per share, percentage and share amounts	2024	2023
Total revenues	$13	$2
Total expenses	100	85
Income (loss) from continuing operations before income taxes	(87)	(83)
Provision (benefit) for income taxes	-	-
Net income (loss) from continuing operations	(87)	(83)
Income (loss) from discontinued operations, net of income taxes	1	(3)
Net income (loss)	(86)	(86)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	-	7
Net income (loss) attributable to MBIA Inc.	$(86)	$(93)
Net income (loss) per basic and diluted common share attributable to MBIA Inc.	$(1.84)	$(1.86)
Adjusted net income (loss) (1)	$(24)	$(1)
Adjusted net income (loss) per diluted share (1)	$(0.52)	$(0.03)
Weighted average basic and diluted common shares outstanding	46,820,922	49,945,917
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

Income (loss) from Continuing Operations Before Income Taxes

The increase in consolidated total revenues for the three months ended March 31, 2024 compared with the same period of 2023 was principally due to favorable changes on our interest rate swaps and foreign exchange rates, partially offset by unfavorable changes in revenues from consolidated variable interest entities ("VIEs"). The three months ended March 31, 2024 included fair value net gains on our interest rate swaps of $1 million compared with losses of $8 million for the same period of 2023. This variance was primarily due to the termination of substantially all of the interest rates swaps in 2023. In addition, the three months ended March 31, 2024 included foreign currency gains of $3 million on euro-denominated liabilities compared with foreign currency losses of $3 million on these liabilities for the same period of 2023. This favorable change was due to the strengthening of the U.S. dollar against the euro in 2024 compared with the U.S. dollar weakening against the euro in 2023. The three months ended March 31, 2024 included $25 million of consolidated VIE losses primarily from the reclassification of credit risk losses from accumulated other comprehensive income ("AOCI") to net income (loss) due to the early redemption of VIE liabilities. The three months ended March 31, 2023 included $18 million of consolidated VIE losses primarily from the reclassification of credit risk losses from AOCI to net income (loss) due to the deconsolidation of a VIE.

Consolidated total expenses for the three months ended March 31, 2024 included $18 million of losses and loss adjustment expense (“LAE”) compared with $6 million for the same period of 2023. This increase in losses and LAE was primarily due to unfavorable changes in PREPA net reserves, partially offset by a loss benefit on our insured residential mortgage-backed securities ("RMBS") exposure primarily related to the impact of changes in risk-free interest rates on the present value of loss reserves. Refer to the following “Losses and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Provision for Income Taxes

For the three months ended March 31, 2024 and 2023, our effective tax rate applied to our loss before income taxes was below the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which included our net operating loss (“NOL”).

As of March 31, 2024 and December 31, 2023, the Company’s valuation allowance against its net deferred tax asset was $1.3 billion and $1.2 billion, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 8: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

Income (loss) from discontinued operations, net of income taxes

Pursuant to a plan of liquidation that became effective in August of 2022, MBIA Corp.'s interest in the remaining collateral of the Zohar collateralized debt obligation (“CDO”) 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) (collectively, the "Zohar CDOs") was distributed to MBIA Corp. either directly or in the form of interests in certain asset recovery entities. The interests in the asset recovery entities include various loans to and equity interest in portfolio companies. The Company classifies certain of these portfolio companies as discontinued operations. Included in this amount are the results of operations for the three months ended March 31, 2024 and 2023. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion of our discontinued operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
In millions except share and per share amounts	2024	2023
Net income (loss)	$(86)	$(93)
Less: adjusted net income (loss) adjustments:
Income (loss) from discontinued operations, net of noncontrolling interest	1	(10)
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(69)	(69)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	3	(7)
Foreign exchange gains (losses) (1)	3	(3)
Net realized investment gains (losses)	(1)	(3)
Net gains (losses) on extinguishment of debt	1	-
Adjusted net income adjustment to the (provision) benefit for income tax	-	-
Adjusted net income (loss)	$(24)	$(1)
Adjusted net income (loss) per diluted common share (2)	$(0.52)	$(0.03)
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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of March 31,	As of December 31,
In millions except share and per share amounts	2024	2023
Total shareholders' equity of MBIA Inc.	$(1,733)	$(1,657)
Common shares outstanding	51,275,752	50,862,931
GAAP book value per share	$(33.80)	$(32.56)
Management's adjustments described above:
Remove negative book value per share of MBIA Corp.	(45.44)	(44.91)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(2.71)	(2.40)
Include net unearned premium revenue in excess of expected losses	2.74	2.91

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of March 31, 2024, National had total insured gross par outstanding of $27.8 billion.

National continues to monitor and remediate its existing insured portfolio and has pursued and may continue to pursue other transactions that could enhance shareholder value. Regarding its insured portfolio, some state and local governments and territory obligors that National insures are experiencing financial and budgetary stress which could lead to an increase in defaults by such entities on the payment of their obligations and, while such stress has not yet occurred materially, losses or impairments on a greater number of the Company’s insured transactions. In particular, PREPA had been experiencing significant fiscal stress and constrained liquidity. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our PREPA exposures. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Percent Change
In millions	2024	2023
Net premiums earned	$7	$7	-%
Net investment income	18	23	-22%
Net realized investment gains (losses)	(1)	(2)	-50%
Net gains (losses) on financial instruments at fair value and foreign exchange	1	2	-50%
Fees and reimbursements	1	1	-%
Total revenues	26	31	-16%
Losses and loss adjustment	22	-	n/m
Amortization of deferred acquisition costs	2	2	-%
Operating	11	12	-8%
Total expenses	35	14	150%
Income (loss) from continuing operations before income taxes	$(9)	$17	n/m
_______________
n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For the three months ended March 31, 2024 and 2023, scheduled premiums earned were $7 million, and for the three months ended March 31, 2024 and 2023, refunded premiums earned were not material.

NET INVESTMENT INCOME The decrease in net investment income for the three months ended March 31, 2024 compared with the same period of 2023 was primarily due to a lower average invested asset base as result of the dividend payments to National's ultimate parent, MBIA Inc., in 2023. This decrease was partially offset by higher yields on investments as a result of a rising interest rate environment.

LOSSES AND LOSS ADJUSTMENT EXPENSES Our U.S. public finance insured portfolio management group is responsible for monitoring our U.S. public finance segment’s insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information related to the Company’s insurance loss recoverables and loss and LAE reserves.

For the three months ended March 31, 2024, losses and LAE incurred primarily relates to PREPA as a result of extending the timing of the effective date of a settlement, and to a lesser extent, establishing reserves on a lease-backed transaction.

The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,	Percent
In millions	2024	2023	Change
Assets:
Insurance loss recoverable	$150	$152	-1%
Reinsurance recoverable on paid and unpaid losses (1)	11	11	-%
Liabilities:
Loss and LAE reserves	234	230	2%
Insurance loss recoverable - ceded (2)	1	1	-%
Net reserve (salvage)	$74	$68	9%
_______________
(1) - Reported within "Other assets" on our consolidated balance sheets.
(2) - Reported within "Other liabilities" on our consolidated balance sheets.

The insurance loss recoverable as of March 31, 2024 slightly declined compared with December 31, 2023, primarily due to extending the timing of a PREPA settlement, which reduced expected recoveries due to discounting amounts over a longer time frame, partially offset by accretion. The loss and LAE reserve as of March 31, 2024 increased compared with December 31, 2023, primarily due to extending the timing of the effective date of a PREPA settlement and to a lesser extent, establishing reserves on a lease-backed transaction, partially offset by the January of 2024 PREPA claim payments.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three months ended March 31, 2024 and 2023 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2024	2023
Gross expenses	$11	$12	-8%
Amortization of deferred acquisition costs	$2	$2	-%
Operating	11	12	-8%
Total insurance operating expenses	$13	$14	-7%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

When an insured obligation refunds, we accelerate to expense any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during 2024 or 2023 as we did not write any new insurance business in those years.

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
The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of March 31, 2024 and December 31, 2023. Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	March 31, 2024		December 31, 2023
Rating	Amount	%	Amount	%
AAA	$1,255	4.5%	$1,283	4.5%
AA	11,695	42.1%	11,919	42.0%
A	10,601	38.1%	10,539	37.1%
BBB	2,039	7.3%	2,394	8.5%
Below investment grade	2,223	8.0%	2,242	7.9%
Total	$27,813	100.0%	$28,377	100.0%

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

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $3.0 billion relating to GO bonds, PBA bonds, PREPA bonds and HTA bonds through March 31, 2024, inclusive of the commutation payment and the additional payment in the amount of $66 million in 2019 related to COFINA and the GO and HTA acceleration and commutation payments of $277 million and $556 million, respectively, in 2022.

Status of Puerto Rico’s Fiscal Plans

The Oversight Board certified fiscal plans for PREPA, University of Puerto Rico (the “University”) and HTA on June 28, 2022, May 27, 2022 and October 14, 2022, respectively. The Oversight Board also certified the fiscal year 2023 budgets for Commonwealth, PREPA, the University and HTA on June 30, 2022. On June 23, 2023, the Oversight Board filed a fiscal plan for PREPA for FY2023, which provided for approximately $2.4 billion of distributions to PREPA bondholders. The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to May 31, 2024. National is not a party to the standstill agreement. As of March 31, 2024, National had $72 million of insured debt service outstanding related to the University.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

On January 31, 2023, National entered into the PREPA RSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. On February 9, 2023, the Oversight Board filed an amendment to the Plan of Adjustment originally filed with the Title III court on December 16, 2022, that reflects the entry into the PREPA PSA and the settlement described therein. On June 26, 2023, the Court entered an order reducing Bondholder allowed net unsecured claims to $2.4 billion from approximately $7.6 billion. On August 25, 2023, National entered into the Amended PSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. By order dated November 17, 2023, the Court approved the Disclosure Statement for the Third Amended Title III Plan (as such plan may be further amended) incorporating, among other things, the terms of the Amended PSA. On December 29, 2023, the Oversight Board filed the Amended Plan. The Amended PSA provides that, upon the effective date of the Amended Plan, National shall receive cash, together with certain fees and expense reimbursement payments, in an amount based in part on the ultimate participation, if any, of certain currently non-accepting holders of uninsured PREPA bonds. The Amended PSA also provides National with additional consideration in the form of two types of contingent values instruments, whose value cannot be assured. The Amended PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s confirmation and effectiveness of the Amended Plan, as it may be further amended with the Court’s approval. The confirmation hearing commenced on March 4, 2024 and concluded on March 18, 2024. The Court has not ruled currently on confirmation of the Amended Plan.

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

The following table presents our scheduled gross debt service due on our PREPA insured exposures as of March 31, 2024, for the nine months ending December 31, 2024, for each of the subsequent four years ending December 31, and thereafter:

	Nine Months
	Ending
	December 31,
In millions	2024	2025	2026	2027	2028	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$121	$105	$57	$20	$20	$469	$792

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Percent Change
In millions	2024	2023
Net investment income	$8	$6	33%
Net realized investment gains (losses)	-	(1)	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	8	(12)	n/m
Net gains (losses) on extinguishment of debt	1	-	n/m
Fees	14	14	-%
Total revenues	31	7	n/m
Operating	22	19	16%
Interest	18	19	-5%
Total expenses	40	38	5%
Income (loss) from continuing operations before income taxes	$(9)	$(31)	-71%
____________________
n/m - Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange were primarily driven by changes in market values on interest rate swaps and changes in the revaluation of euro-denominated liabilities. The three months ended March 31, 2024 included fair value net gains of $1 million on interest rate swaps compared with fair value net losses of $8 million for the same period of 2023. This favorable change was primarily due to the termination of substantially all of the interest rates swaps in 2023. In addition, the three months ended March 31, 2024 included foreign currency gains of $3 million on euro-denominated liabilities compared with foreign currency losses of $3 million on these liabilities for the same period of 2023. This increase was due to the U.S. dollar strengthening against the euro in 2024 compared with the U.S. dollar weakening against the euro in 2023.

OPERATING EXPENSE Operating expense increased for the three months ended March 31, 2024 compared with the same period of 2023 primarily due to an increase in compensation expense related to the Company’s non-qualified deferred compensation plan.

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

MBIA Corp. has insured sovereign-related and sub- sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. MBIA Corp. has also insured structured finance and asset-backed obligations repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, consumer loans, structured settlements, corporate loans and bonds collateralized by such assets. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. As of March 31, 2024, MBIA Corp.’s total insured gross par outstanding was $2.7 billion. In addition, MBIA Corp. consolidates insured transactions as VIEs if it determines it is the primary beneficiary, and deconsolidates such VIEs when it is no longer the primary beneficiary.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Percent Change
In millions	2024	2023
Net premiums earned	$2	$3	-33%
Net investment income	3	3	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	(5)	(3)	67%
Fees and reimbursements	1	2	-50%
Other net realized gains (losses)	2	-	n/m
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(25)	(3)	n/m
Other net realized gains (losses)	-	(15)	-100%
Total revenues	(22)	(13)	69%
Losses and loss adjustment	(4)	6	n/m
Amortization of deferred acquisition costs	1	2	-50%
Operating	6	6	-%
Interest	40	38	5%
Expenses of consolidated VIEs:
Operating	4	4	-%
Total expenses	47	56	-16%
Income (loss) from continuing operations before income taxes	$(69)	$(69)	-%
_______________
n/m - Percent change not meaningful.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. For the three months ended March 31, 2024 and 2023, $2 million of net premiums earned were non-U.S.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses for the three months ended March 31, 2024 were primarily due to fair value losses on investments for which the fair value option was elected. The net losses for the three months ended March 31, 2023 were primarily driven by foreign exchange losses on the revaluation of non-U.S. dollar insurance balances.

REVENUES OF CONSOLIDATED VIEs The net losses of consolidated VIE revenues for the three months ended March 31, 2024 and 2023 primarily included the reclassification of $19 million and $14 million, respectively, of credit risk losses from AOCI to net income (loss). For the three months ended March 31, 2024 and 2023, these reclassifications were due to early redemptions of VIE liabilities and the deconsolidation of a VIE, respectively.

LOSSES AND LOSS ADJUSTMENT EXPENSES Our international and structured finance insured portfolio management group is responsible for monitoring international and structured finance insured obligations. The level and frequency of monitoring of any insured obligation depends on the type, size, rating and our assessed performance of the insured issue. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its insurance loss recoverables and loss and LAE reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

For the three months ended March 31, 2024, the incurred loss benefit primarily relates to an in increase in risk-free rates used to discount loss reserves primarily on insured RMBS transactions, which caused the present value of loss reserves, net of recoveries, to decline, partially offset by an increase in the secured overnight financing rate ("SOFR"), which increased estimated interest expense on floating rate liabilities on our insured RMBS transactions, and by accretion.

For the three months ended March 31, 2023, the incurred loss and LAE expense primarily related to decreases in the risk-free rates used to discount expected claims payments, which increased the present value of net loss reserves, primarily on insured RMBS transactions.

As a result of the consolidation of VIEs, loss and LAE excludes a losses and LAE benefit of $4 million and $36 million, for the three months ended March 31, 2024 and 2023, respectively, as VIE losses and LAE are eliminated in consolidation.

The following table presents information about our insurance loss recoverable and loss and LAE reserves as of March 31, 2024 and December 31, 2023.

	March 31,	December 31,	Percent
In millions	2024	2023	Change
Assets:
Insurance loss recoverable	$29	$31	-6%
Reinsurance recoverable on paid and unpaid losses (1)	2	2	-%
Liabilities:
Loss and LAE reserves	236	243	-3%
Net reserve (salvage)	$205	$210	-2%
_______________

(1) - Reported within "Other assets" on our consolidated balance sheets.

The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain RMBS transactions. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The decrease in MBIA Corp.’s loss and LAE reserves from 2023 was primarily due to an increase in risk-free discount rates during 2024, which caused future liabilities, net of recoveries to decline, as well as claim payments made primarily on our insured RMBS transactions, partially offset by an increase in SOFR, which increased estimated interest expense on floating rate liabilities, and by accretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three months ended March 31, 2024 and 2023 are presented in the following table:

	Three Months Ended March 31,		Percent Change
In millions	2024	2023
Gross expenses	$6	$6	-%
Amortization of deferred acquisition costs	$1	$2	-50%
Operating	6	6	-%
Total insurance operating expenses	$7	$8	13%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2024 or 2023 as no new business was written. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes that are indexed to 3-month SOFR. During the third quarter of 2023, the Company transitioned from the previously indexed 3-month London Interbank Offered Rate (“LIBOR”) rate to the 3-month SOFR plus 0.26161%. The increase in interest expense for the three months ended March 31, 2024 compared with the same period of 2023 was due to an increase in interest rates. Refer to the following “Liquidity and Capital Resources” section for more information about MBIA Corp.’s surplus notes.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2024 and December 31, 2023, 26% of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily include our first-lien RMBS and CDO exposures.

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of March 31, 2024 and December 31, 2023, MBIA Corp. had $587 million and $596 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $38 million and $39 million, as of March 31, 2024 and December 31, 2023, respectively.

In addition, as of March 31, 2024 and December 31, 2023, MBIA Corp. insured $117 million of CDOs and related instruments.

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

As of March 31, 2024, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $759 million compared with $782 million as of December 31, 2023. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Percent Change
In millions	2024	2023	2024 vs 2023
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(30)	$(36)	-17%
Investing activities	133	71	87%
Financing activities	(73)	(20)	n/m
Cash and cash equivalents - beginning of period	108	78	38%
Cash and cash equivalents - end of period	$138	$93	48%
_______________
n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Operating activities

Net cash used by operating activities decreased for the three months ended March 31, 2024 compared with the same period of 2023 primarily due to a decrease in operating expenses and losses and LAE paid. This decrease was partially offset by lower proceeds from consolidated VIEs and investment income.

Investing activities

Net cash provided by investing activities increased for the three months ended March 31, 2024 compared with the same period of 2023. This increase was primarily due to generating liquidity to fund the early redemption of debt.

Financing activities

Net cash used by financing activities increased for the three months ended March 31, 2024 compared with the same period of 2023. This increase was primarily due to the repurchase of GFL MTNs and an increase of $15 million of early redemption of VIE debt in 2024 when compared to the same period of 2023. Refer to the following “Liquidity and Capital Resources-Capital Resources” section for additional information on debt repurchases.

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

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of March 31, 2024, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 96% of the investments were investment grade.

The fair values of securities in the Company’s AFS fixed-maturity investment portfolio are sensitive to changes in interest rates. Decreases in interest rates generally result in increases in the fair values of fixed-maturity securities and increases in interest rates generally result in decreases in the fair values of fixed-maturity securities.

As of March 31, 2024 and December 31, 2023, the Company had $148 million and $133 million of unrealized losses, respectively, net of deferred taxes related to its investment portfolio recorded in accumulated other comprehensive income within equity. The unrealized losses during 2024 resulted from higher interest rates, partially offset by tighter credit spreads.

Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2023 and “Note 7: Investments” in the Notes to Consolidated Financial Statements for further information about our accounting policies and investments.

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

As of March 31, 2024, Insured Investments at fair value represented $131 million or 7% of consolidated investments, of which $122 million or 7% of consolidated investments were Company-Insured Investments. As of March 31, 2024, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2024, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 6% of the total consolidated investment portfolio.

National Liquidity

The primary sources of cash available to National are:

•
principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets; and
•
recoveries associated with insurance loss payments.

The primary uses of cash by National are:

•
loss payments and LAE on insured transactions;
•
payments of dividends;
•
payments of operating expenses, taxes and investment portfolio asset purchases; and
•
funding share repurchases.

As of March 31, 2024 and December 31, 2023, National held cash and investments of $1.3 billion, of which $60 million and $75 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of March 31, 2024, National has a stand-alone NOL carryforward of $476 million. If National becomes profitable, it is not expected to make any tax payments under our tax sharing agreement until it fully utilizes the available stand-alone NOL.

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
•
payment of dividends to shareholders.

As of March 31, 2024 and December 31, 2023, the liquidity positions of MBIA Inc. were $376 million and $411 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of payments to MBIA Inc. There can be no assurance as to the amount and timing of any future dividends from National. We expect that National will continue to seek approval to pay special dividends to MBIA Inc. in future years. However, there can be no assurance whether or when NYSDFS will approve such requests and, if the NYSDFS does approve such dividends, in what amounts. Refer to the following “Liquidity and Capital Resources-Capital Resources” section for additional information on payments of dividends. We do not expect MBIA Inc. to receive dividends from MBIA Corp.

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
•
payments of operating expenses.

As of March 31, 2024 and December 31, 2023, MBIA Corp. held cash and investments of $284 million and $323 million, respectively, of which $23 million and $41 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

Insured obligations that require payment of scheduled debt service payments when due or payment in full of the principal insured at maturity could present liquidity risk for MBIA Corp., as any salvage recoveries from such payments could be recovered over an extended period of time after the payment is made. MBIA Corp. is generally required to satisfy claims within one to three business days, and as a result seeks to identify potential claims in advance through our monitoring process. In order to monitor liquidity risk and maintain appropriate liquidity resources, we use the same methodology as we use to monitor credit quality and losses within our insured portfolio, including stress scenarios.

Contractual Obligations

For a discussion of the Company’s contractual obligations, refer to “Liquidity and Capital Resources - Liquidity - Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes in contractual obligations since December 31, 2023.

Capital Resources

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp. In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. Also, MBIA Inc. may repurchase or National may purchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Purchases or repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or National may acquire or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations at prices when we deem it beneficial to our shareholders. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from National; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2023 and the “Liquidity and Capital Resources—Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.

Debt securities

During the three months ended March 31, 2024, the Company repurchased $37 million par value outstanding of GFL MTNs with maturities in 2024 through 2025 issued by our corporate segment at a discount. Subsequent to March 31, 2024, the Company repurchased an additional $26 million par value outstanding of GFL MTNs with a maturity in 2025 issued by our corporate segment at a discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by the NYSDFS. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and with statutory accounting principles ("U.S. STAT") and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct.

National – Statutory Capital and Surplus

National had statutory capital of $1.1 billion as of March 31, 2024 and December 31, 2023. As of March 31, 2024, National’s unassigned surplus was $159 million. For the three months ended March 31, 2024, National had a statutory net loss of $11 million. Refer to the “National — Claims - Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of March 31, 2024, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

NYIL regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. National had positive earned surplus as of March 31, 2024 from which it may pay dividends, subject to limitations. Under NYIL, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSDFS approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of March 31, 2024 and December 31, 2023 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2024	2023
Policyholders' surplus	$749	$763
Contingency reserves	350	354
Statutory capital	1,099	1,117
Unearned premiums	230	237
Present value of installment premiums (1)	101	101
Premium resources (2)	331	338
Net loss and LAE reserves (1)	83	75
Salvage reserves on paid claims (1)	150	151
Gross loss and LAE reserves	233	226
Total claims-paying resources	$1,663	$1,681
________________
(1) - Calculated using a discount rate of 4.67% as of March 31, 2024 and December 31, 2023, respectively.
(2) - Includes financial guarantee and insured derivative related premiums.

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $119 million as of March 31, 2024 compared with $152 million as of December 31, 2023. As of March 31, 2024, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the three months ended March 31, 2024, MBIA Insurance Corporation had a statutory net loss of $35 million. Refer to the “MBIA Insurance Corporation — Claims - Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of March 31, 2024, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of March 31, 2024, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of April 15, 2024, the most recent scheduled interest payment date, there was $1.4 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of March 31, 2024, MBIA Insurance Corporation had “free and divisible surplus” of $97 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of March 31, 2024 and December 31, 2023 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2024	2023
Policyholders’ surplus	$114	$147
Contingency reserves	5	5
Statutory capital	119	152
Unearned premiums	27	30
Present value of installment premiums (1)	25	26
Premium resources (2)	52	56
Net loss and LAE reserves (1)	22	27
Salvage reserves on paid claims (1) (3)	275	269
Gross loss and LAE reserves	297	296
Total claims-paying resources	$468	$504
________________
(1) - Calculated using a discount rate of 5.48% as of March 31, 2024 and December 31, 2023.
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

For a discussion of the Company’s critical accounting estimates, refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” and “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process and information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, MBS and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. There were no material changes in market risk since December 31, 2023 related to interest rates, foreign exchange rates credit spreads. For a discussion of our quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of the Company’s litigation and related matters, see “Note 12: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part I, Item 1. In the normal course of operating its businesses, MBIA Inc. may be involved in various legal proceedings. As a courtesy, the Company posts on its website under the section “Legal Proceedings,” selected information and documents in reference to selected legal proceedings in which the Company is the plaintiff or the defendant. The Company will not necessarily post all documents for each proceeding and undertakes no obligation to revise or update them to reflect changes in events or expectations. The complete official court docket can be publicly accessed by contacting the clerk’s office of the respective court where each litigation is pending.

Item 1A. Risk Factors

The following should be read in conjunction with and supplements the risk factors described under Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, National had $792 million of insured debt service outstanding related to PREPA. On January 1, 2024, PREPA defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $16 million. On August 25, 2023, National and the Oversight Board entered into a First Amendment to the Plan Support Agreement, resolving National's claims in the PREPA Title III case (the "PREPA PSA"). On November 17, 2023, the Court approved the Disclosure Statement for the Third Amended Plan of Adjustment for PREPA and on December 29, 2023, the Oversight Board filed the Corrected Fourth Amended Title III Plan (the "Amended Plan"), including the PREPA PSA. The Amended PSA remains subject to a number of conditions, including (but not limited to) the Title III Court’s confirmation and effectiveness of the Amended Plan, as it may be further amended with the Court’s approval. The confirmation hearing commenced on March 4, 2024 and concluded on March 18, 2024. The Court has not ruled currently on confirmation of the Amended Plan. There is no assurance that the Amended Plan or a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The table below presents purchases or repurchases made by the Company or National in each month during the first quarter of 2024:

			Total Number	Maximum Amount That
	Total	Average	of Shares	May Be
	Number	Price	Purchased as	Purchased
Month	of Shares Purchased (1)	Paid Per Share	Part of Publicly Announced Plan	Under the Plan (in millions) (2)
January	5,785	$5.69	0	$71
February	6,242	6.86	0	71
March	287,989	6.58	0	71
	300,015	$6.57	0
(1)
Includes 5,785 in January, 3,435 in February, and 287,855 in March that were withheld from participants for income tax purposes whose shares of restricted stock vested during the period. Such restricted stock was originally issued to participants under the Company’s long-term incentive plan. 2,807 shares in February, 134 shares in March were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.
(2)
On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means.

Item 6. Exhibits

*31.1.	Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2.	Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1.	Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2.	Chief Financial Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS.	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
*101.SCH.	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
*104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. (Registrant)

Date: May 9, 2024	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)