Form 10-Q
period 2024-06-30
MBIA INC
filed 2024-08-06
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 30, 2024, 51,028,154 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $1,125 and $1,175)	$969	$1,043
Investments carried at fair value	214	337
Short-term investments, at fair value (amortized cost $451 and $548)	451	548
Other investments at amortized cost	2	3
Total investments	1,636	1,931
Cash and cash equivalents	195	104
Premiums receivable (net of allowance for credit losses of $- and $- )	141	146
Deferred acquisition costs	29	31
Insurance loss recoverable	142	183
Assets held for sale	71	73
Other assets	57	76
Assets of consolidated variable interest entities:
Cash	2	3
Investments carried at fair value	-	22
Loans receivable at fair value	31	35
Other assets	-	2
Total assets	$2,304	$2,606
Liabilities and Equity
Liabilities:
Unearned premium revenue	$216	$232
Loss and loss adjustment expense reserves	577	473
Long-term debt	2,663	2,585
Medium-term notes (includes financial instruments carried at fair value of $36 and $40)	432	497
Investment agreements	221	221
Liabilities held for sale	64	64
Other liabilities	70	86
Liabilities of consolidated variable interest entities:
Variable interest entity debt (includes financial instruments carried at fair value of $31 and $78)	37	81
Derivative liabilities	9	14
Total liabilities	4,289	4,253
Commitments and contingencies (Refer to Note 12: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,483	2,515
Retained earnings (deficit)	(1,484)	(1,144)
Accumulated other comprehensive income (loss), net of tax of $7 and $7	(137)	(139)
Treasury stock, at cost--232,158,415 and 232,323,184 shares	(3,139)	(3,172)
Total shareholders' equity of MBIA Inc.	(1,994)	(1,657)
Preferred stock of subsidiary and noncontrolling interest held for sale	9	10
Total equity	(1,985)	(1,647)
Total liabilities and equity	$2,304	$2,606

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues
Total premiums earned (net of ceded premiums of $-, $-, $-, and $-)	$8	$8	17	18
Net investment income	22	38	45	63
Net realized investment gains (losses)	(2)	(7)	(3)	(10)
Net gains (losses) on financial instruments at fair value and foreign exchange	(55)	11	(51)	(1)
Fees and reimbursements	1	-	1	-
Other net realized gains (losses)	2	2	5	2
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(21)	(24)	(24)
Other net realized gains (losses)	(14)	(3)	(14)	(18)
Total revenues	(37)	28	(24)	30
Expenses
Losses and loss adjustment	142	28	160	35
Amortization of deferred acquisition costs	1	1	2	2
Operating	15	20	40	42
Interest	53	53	105	104
Expenses of consolidated variable interest entities:
Operating	5	4	9	8
Total expenses	216	106	316	191
Income (loss) from continuing operations before income taxes	(253)	(78)	(340)	(161)
Provision (benefit) for income taxes	-	-	-	-
Income (loss) from continuing operations	(253)	(78)	(340)	(161)
Income (loss) from discontinued operations, net of income taxes	(2)	3	(1)	-
Net income (loss)	(255)	(75)	(341)	(161)
Less: Net income from discontinued operations attributable to noncontrolling interest	(1)	(1)	(1)	6
Net income (loss) attributable to MBIA Inc.	$(254)	$(74)	$(340)	$(167)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted
Continuing operations	$(5.30)	$(1.52)	$(7.20)	$(3.38)
Discontinued operations	(0.04)	0.06	(0.01)	(0.13)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted	$(5.34)	$(1.46)	$(7.21)	$(3.51)
Weighted average number of common shares outstanding
Basic	47,501,248	49,040,489	47,161,085	49,490,701
Diluted	47,501,248	49,040,489	47,161,085	49,490,701

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss) attributable to MBIA Inc.	$(254)	$(74)	$(340)	$(167)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(11)	(15)	(26)	28
Reclassification adjustments for (gains) losses included in net income (loss)	2	8	2	13
Foreign currency translation gains (losses)	-	1	-	-
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(6)	(6)	(2)	(5)
Reclassification adjustments for (gains) losses included in net income (loss)	9	20	28	34
Total other comprehensive income (loss)	(6)	8	2	70
Comprehensive income (loss) attributable to MBIA Inc.	$(260)	$(66)	$(338)	$(97)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Common shares
Balance at beginning and end of period	283,186,115	283,186,115	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of period	$283	$283	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,486	$2,915	$2,515	$2,925
Share-based compensation	(3)	-	(32)	(10)
Balance at end of period	$2,483	$2,915	$2,483	$2,915
Retained earnings (deficit)
Balance at beginning of period	$(1,230)	$(746)	$(1,144)	$(653)
Net income (loss) attributable to MBIA Inc.	(254)	(74)	(340)	(167)
Balance at end of period	$(1,484)	$(820)	$(1,484)	$(820)
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(131)	$(221)	$(139)	$(283)
Other comprehensive income (loss)	(6)	8	2	70
Balance at end of period	$(137)	$(213)	$(137)	$(213)
Treasury shares
Balance at beginning of period	(231,910,363)	(228,221,641)	(232,323,184)	(228,333,444)
Treasury shares acquired under share repurchase program	-	(2,896,820)	-	(2,896,820)
Other	(248,052)	(24,739)	164,769	87,064
Balance at end of period	(232,158,415)	(231,143,200)	(232,158,415)	(231,143,200)
Treasury stock amount
Balance at beginning of period	$(3,141)	$(3,143)	$(3,172)	$(3,154)
Treasury shares acquired under share repurchase program	-	(23)	-	(23)
Other	2	1	33	12
Balance at end of period	$(3,139)	$(3,165)	$(3,139)	$(3,165)
Total shareholders' equity of MBIA Inc.
Balance at beginning of period	$(1,733)	$(912)	$(1,657)	$(882)
Period change	(261)	(88)	(337)	(118)
Balance at end of period	$(1,994)	$(1,000)	$(1,994)	$(1,000)
Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary and noncontrolling interest held for sale
Balance at beginning of period	$10	$13	$10	$6
Period change	(1)	(1)	(1)	6
Balance at end of period	$9	$12	$9	$12
Total equity	$(1,985)	$(988)	$(1,985)	$(988)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Premiums, fees and reimbursements received	$7	$7
Investment income received	31	50
Financial guarantee losses and loss adjustment expenses paid	(25)	(87)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	4	6
Operating expenses paid and other operating	(35)	(48)
Other proceeds from consolidated variable interest entities	2	28
Interest paid, net of interest converted to principal	(24)	(27)
Cash (used) provided by discontinued operations	-	(7)
Net cash provided (used) by operating activities	(40)	(78)
Cash flows from investing activities:
Purchases of available-for-sale investments	(108)	(295)
Sales of available-for-sale investments	55	272
Paydowns, maturities and other proceeds of available-for-sale investments	117	157
Purchases of investments at fair value	(68)	(45)
Sales, paydowns, maturities and other proceeds of investments at fair value	154	237
Sales, paydowns and maturities (purchases) of short-term investments, net	100	(16)
Paydowns and maturities of loans receivable	4	5
(Payments) proceeds for derivative settlements	(1)	(1)
Net cash provided (used) by investing activities	253	314
Cash flows from financing activities:
Proceeds from investment agreements	-	4
Principal paydowns of investment agreements	(1)	(1)
Principal paydowns of medium-term notes	(62)	(10)
Proceeds from variable interest entity debt	2	-
Principal paydowns/redemptions of variable interest entity debt	(57)	(59)
Principal paydowns of long-term debt	(1)	-
Purchases of treasury stock	(4)	(28)
Cash provided (used) by discontinued operations	-	6
Net cash provided (used) by financing activities	(123)	(88)
Net increase (decrease) in cash and cash equivalents	90	148
Cash and cash equivalents - beginning of year	108	78
Cash and cash equivalents - end of year	$198	$226
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(341)	$(161)
Income (loss) from discontinued operations, net of income taxes	(1)	-
Income (loss) from continuing operations	(340)	(161)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Change in:
Unearned premium revenue	(16)	(17)
Loss and loss adjustment expense reserves	104	(87)
Insurance loss recoverable	41	36
Accrued interest payable	74	71
Other assets and liabilities	6	4
Net realized investment gains (losses)	3	10
Net (gains) losses on financial instruments at fair value and foreign exchange	75	25
Other net realized (gains) losses	9	16
Other operating	4	25
Total adjustments to income (loss) from continuing operations	300	83
Net cash provided (used) by operating activities	$(40)	$(78)

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

Business Developments

PREPA

On January 1, 2024, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $16 million. As of June 30, 2024, National had $792 million of insured debt service outstanding related to PREPA. In addition, on July 1, 2024, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $122 million.

On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA.

A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings on bondholder liens and claim amounts (the "Appeal Decision"), following which the Oversight Board informed the Court that it intended to file an amendment to the Plan it believed would account for the changes required by the First Circuit opinion. Following a status conference held on July 10, 2024, the Court imposed a 60-day stay of all litigation and other filings related to the amended Plan, and ordered the parties into mediation. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan, National’s PREPA loss reserves and recoveries could be materially adversely affected. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information of the Company’s PREPA reserves and recoveries.

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

Discontinued Operations

For those Zohar-related portfolio companies in which the Company acquired an interest and which have met the criteria for held for sale classification in accordance with ASC 360, the Company classified these entities as held for disposition. Accordingly, the Company classified the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale. Furthermore, as these entities met the one-year probable sale criteria on the acquisition date, and the remaining held for sale criteria within a short period following the acquisition date, these entities were classified as discontinued operations in accordance with ASC 205. As of June 30, 2024 and December 31, 2023, the assets and liabilities of these entities are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statements of operations for the three and six months ended June 30, 2024 and 2023. For the net assets of the Company's Zohar-related portfolio companies that are classified as held for sale beyond one year, the Company continues to actively market its net assets held for sale and has identified interested parties, including having attained various stages of a sales or liquidation process. In addition, the Company has continued to (i) take necessary actions to respond to changes in circumstances, including recording a loss on disposal group; (ii) actively market the net assets at prices that are deemed reasonable; and (iii) meet the criteria for held for sale classification.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

The following table summarizes the components of assets and liabilities held for sale:

	As of
In millions	June 30, 2024	December 31, 2023
Assets held for sale
Cash	$1	$1
Accounts receivable	14	17
Goodwill	90	90
Other assets	9	9
Loss on disposal group	(43)	(44)
Total assets held for sale	$71	$73
Liabilities held for sale
Accounts payable	$7	$7
Debt	41	39
Accrued expenses and other	16	18
Total liabilities held for sale	$64	$64

The results of operations from discontinued operations for the three and six months ended June 30, 2024 and 2023 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Revenues:
Revenues	$22	$31	$46	$63
Cost of sales	11	14	22	31
Total revenues from discontinued operations	11	17	24	32
Expenses:
Operating	11	16	24	36
Interest	1	1	2	2
Increase (decrease) on loss on disposal group	1	(3)	(1)	(6)
Total expenses from discontinued operations	13	14	25	32
Income (loss) before income taxes from discontinued operations	(2)	3	(1)	-
Provision (benefit) for income taxes from discontinued operations	-	-	-	-
Income (loss) from discontinued operations, net of income taxes	$(2)	$3	$(1)	$-

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

National’s Insured Portfolio

National continues to monitor and remediate its existing insured portfolio. Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of National’s insured transactions. In particular, PREPA is currently in bankruptcy-like proceedings in the United States District Court for the District of Puerto Rico. There is no assurance that a PREPA plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. PREPA may continue to fail to make payments when due, which could cause National to make additional claims payments which could be material. Refer to the above “Business Developments - PREPA” section for additional information.

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

The results of operations for the three and six months ended June 30, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.

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

Consolidated VIEs

The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIE are present according to the design and characteristics of these entities. During the second quarter of 2024, the Company did not consolidate any additional VIEs and deconsolidated one VIE due to the prepayment of outstanding notes and recorded losses of $14 million, of which $9 million was due to credit losses in accumulated other comprehensive income ("AOCI") that were released to earnings. During the first quarter of 2024, the Company had no additional consolidations or deconsolidations of VIEs. During the second and first quarters of 2023, the Company deconsolidated one structured finance VIE each quarter due to the prepayment of the outstanding notes of the VIEs and recorded losses of $7 million and $15 million, respectively, primarily due to credit losses in AOCI that were released to earnings. For the three and six months ended June 30, 2023, no additional VIEs were consolidated. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of June 30, 2024 and December 31, 2023. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2024
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$814	$19	$5	$21	$3	$230
Consumer asset-backed	102	-	-	-	-	3
Corporate asset-backed	379	-	2	7	3	-
Total global structured finance	1,295	19	7	28	6	233
Global public finance	210	-	4	-	3	-
Total insurance	$1,505	$19	$11	$28	$9	$233

	December 31, 2023
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$853	$19	$5	$23	$3	$239
Consumer asset-backed	121	-	-	1	-	3
Corporate asset-backed	402	-	2	7	3	-
Total global structured finance	1,376	19	7	31	6	242
Global public finance	218	-	4	-	4	-
Total insurance	$1,594	$19	$11	$31	$10	$242

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company calculated RMBS case basis reserves as of June 30, 2024 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the secured overnight financing rate, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023 are presented in the following table:

	As of June 30, 2024		As of December 31, 2023
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$114	$344	$152	$230
International and Structured Finance Insurance:
Before VIE eliminations	29	242	32	335
VIE eliminations	(1)	(9)	(1)	(92)
Total international and structured finance insurance	28	233	31	243
Total	$142	$577	$183	$473

(1) - Amounts are net of estimated recoveries of expected future claims.

Changes in Loss and LAE Reserves

Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2024. Changes in loss and LAE reserves, with the exception of loss and LAE payments, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the weighted average risk-free rates used to discount the Company’s loss reserves (claim liability) were 4.47% and 3.97%, respectively. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of June 30, 2024 and December 31, 2023, the Company’s gross loss and LAE reserves included $15 million and $8 million, respectively related to LAE.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2024
Gross Loss						Gross Loss
and LAE		Accretion			Changes in	and LAE
Reserves as of	Loss	of Claim	Changes in		Unearned	Reserves as of
December 31,	and LAE	Liability	Discount	Changes in	Premium	June 30,
2023	Payments	Discount	Rates	Assumptions (1)	Revenue	2024
$473	$(25)	$9	$(12)	$134	$(2)	$577

(1) - Includes changes in amount and timing of estimated payments and recoveries.

The increase in the Company’s loss and LAE reserves was primarily due to assumption changes for National's PREPA reserves. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on PREPA. In addition, National established reserves on a U.S. Public Finance lease-backed transaction.

Changes in Insurance Loss Recoverable

Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the six months ended June 30, 2024. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Six Months Ended June 30, 2024
	Gross					Gross
	Recoverable					Recoverable
	as of		Accretion	Changes in		as of
	December 31,	Collections	of	Discount	Changes in	June 30,
In millions	2023	for Cases	Recoveries	Rates	Assumptions	2024
Insurance loss recoverable	$183	$(3)	$4	$(1)	$(41)	$142

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The decrease in the Company’s insurance loss recoverable reflected in the preceding table was primarily due updating PREPA recoveries on paid claims.

Loss and LAE Activity

For the three and six months ended June 30, 2024, the incurred loss primarily related to PREPA as discussed above. In addition, the six months ended June 30, 2024 incurred loss included reserves on a U.S. public finance lease-backed transaction.

For the three and six months ended June 30, 2023, the incurred loss primarily related to updating PREPA scenarios to reflect the latest information about bondholder elections and the estimated value of recoveries under National's then settlement agreement, which resulted in lower net expected recoveries. Changes in scenario assumptions included changing the effective date of a settlement and reflected the potential that the Company received less reimbursement of claims, partially offset by an increase in the market value of the bonds and a contingent value instrument ("CVI") expected to be received upon settlement. In addition, the incurred loss included the termination of a first-lien RMBS insured transaction and accretion. This incurred loss was partially offset by an increase in risk-free rates, which caused future reserves, net of recoveries, to decline, primarily on the Company's first-lien RMBS portfolio.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended June 30, 2024 and 2023, gross LAE related to remediating insured obligations was $9 million and $3 million, respectively. For the six months ended June 30, 2024 and 2023, gross LAE related to remediating insured obligations was $11 million and $5 million, respectively.
Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2024:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	30	-	-	95	125
Number of issues (1)	11	-	-	78	89
Remaining weighted average contract period (in years)	5.7	-	-	6.2	6.0
Gross insured contractual payments outstanding: (2)
Principal	$795	$-	$-	$1,655	$2,450
Interest	1,390	-	-	611	2,001
Total	$2,185	$-	$-	$2,266	$4,451
Gross Claim Liability (3)	$-	$-	$-	$963	$963
Less:
Gross Potential Recoveries (4)	-	-	-	427	427
Discount, net (5)	-	-	-	105	105
Net claim liability (recoverable)	$-	$-	$-	$431	$431
Unearned premium revenue	$5	$-	$-	$10	$15
Reinsurance recoverable on paid and unpaid losses (6)					$19

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

Fixed-Maturity Securities Held as Available-For-Sale, Investments Carried at Fair Value and Short-term Investments

These investments include available-for-sale ("AFS") investments in U.S. Treasury and government agencies, state and municipal bonds, foreign governments, corporate obligations, mortgage-backed securities ("MBS"), asset-backed securities, money market securities, equity investments and loans carried at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Substantially all of these investments are valued based on recently executed transaction prices or quoted market prices by independent third parties, including pricing services and brokers. When quoted market prices are not available, fair value is generally determined using quoted prices of similar investments or a valuation model based on observable and unobservable inputs. Inputs vary depending on the type of investment. Observable inputs include contractual cash flows, interest rate yield curves, credit default swap (“CDS”) spreads, prepayment and volatility scores, diversity scores, cross-currency basis index spreads, and credit spreads for structures similar to the financial instrument in terms of issuer, maturity and seniority. Unobservable inputs include cash flow projections, the value of any credit enhancement and currently for certain equity investments, a discount rate, EBITDA multiple, initial inventory purchase excess factor and EBITDA royalty share.

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

Other Assets

Other assets included receivables representing the right to receive reimbursement payments on claim payments expected to be made on certain insured VIE liabilities due to risk mitigating transactions with third parties executed to effectively defease, or, in-substance commute the Company’s exposure on its financial guarantee policies. The right to receive reimbursement payments was based on the value of the Company’s financial guarantee determined using a cash flow model. The fair value of the financial guarantee primarily contained unobservable inputs and is categorized in Level 3 of the fair value hierarchy.

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

Derivatives

A VIE consolidated by the Company entered into a derivative instrument consisting of a cross currency swap that as of June 30, 2024 and December 31, 2023 had outstanding notional amounts of $37 million and $39 million, respectively. The cross currency swap was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair value of the VIE derivative was determined based on the valuation provided by an independent third-party, which is included in “Liabilities of consolidated variable interest entities – Derivative liabilities” on the Company’s consolidated balance sheets. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value as of			Range
	June 30,			(Weighted
In millions	2024	Valuation Techniques	Unobservable Input	Average)
Assets:
Equity Investments	$45	Discounted cash flow	Discount rate (1)
			EBITDA multiple (1)
			Initial inventory purchase excess factor (1)
		Type certificate	Discount rate (1)
			EBITDA royalty share (1)
Loans carried at fair value	9	Discounted cash flow	Discount rate (1)
Assets of consolidated VIEs:
Loans receivable at fair value	31	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	27% - 27% (27%) (2)

(1) - Ranges for discount rate, EBITDA multiple, initial inventory purchase excess factor and EBITDA royalty share are not meaningful.

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

Sensitivity of Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the Company’s equity investments at fair value are the discount rate, EBITDA multiple, initial inventory purchase excess factor and EBITDA royalty share. The fair value of equity investments is determined as the mid-point of a range of valuation scenarios. If there had been lower or higher EBITDA multiple or EBITDA royalty share, the value of equity investments would have been lower or higher, respectively. If there had been a lower or higher discount rate or initial inventory purchase excess factor, the value of equity investments would have been higher or lower, respectively. Prior to the second quarter of 2024, the significant unobservable inputs used in the fair value measurement of the Company’s equity investments at fair value were the EBITDA multiples, discount rate, hard asset values and type certificate values. The fair value of equity investments was determined by taking a weighted average of valuation scenarios. If there had been lower or higher EBITDA multiples, hard asset values or type certificate values, the value of equity investments would have been lower or higher, respectively. If there had been a lower or higher discount rate, the value of equity investments would have been higher or lower, respectively.

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

As of December 31, 2023, the significant unobservable input used in the fair value measurement of the Company’s VIE notes of consolidated VIEs was the impact of the financial guarantee. The fair value of VIE notes was calculated by adding the value of the financial guarantee to the market value of VIE assets. When the VIE note is backed by RMBS, the fair value of the VIE liability is calculated by applying the market value of similar instruments to that of the VIE liabilities. The value of a financial guarantee was estimated by the Company as the present value of expected cash payments under the policy. If the value of the guarantee provided by the Company to the obligations issued by the VIE had increased, the credit support would have added value to the liabilities of the VIE. This would have resulted in an increased fair value of the liabilities of the VIE.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable		Balance as of
	Assets	Inputs	Inputs		June 30,
In millions	(Level 1)	(Level 2)	(Level 3)		2024
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$510	$-	$-		$510
State and municipal bonds	-	108	-		108
Foreign governments	-	18	-		18
Corporate obligations	-	456	10	(1)	466
Mortgage-backed securities:
Residential mortgage-backed agency	-	121	-		121
Residential mortgage-backed non-agency	-	34	-		34
Commercial mortgage-backed	-	11	-		11
Asset-backed securities:
Collateralized debt obligations	-	122	-		122
Other asset-backed	-	36	-		36
Total fixed-maturity investments	510	906	10		1,426
Money market securities	113	-	-		113
Equity investments	43	7	45		95
Cash and cash equivalents	195	-	-		195
Assets of consolidated VIEs:
Cash	2	-	-		2
Loans receivable at fair value:
Residential loans receivable	-	-	31		31
Total assets	$863	$913	$86		$1,862
Liabilities:
Medium-term notes	$-	$-	$36		$36
Other liabilities:
Insured credit derivatives	-	1	-		1
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	31		31
Currency derivatives	-	-	9		9
Total liabilities	$-	$1	$76		$77

(1) - Includes loans carried at fair value of $9 million.

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

Level 3 assets at fair value as of June 30, 2024 and December 31, 2023 represented approximately 5% and 7%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of June 30, 2024 and December 31, 2023 represented approximately 99% of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June 30, 2024 and December 31, 2023. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	June 30,	June 30,
In millions	(Level 1)	(Level 2)	(Level 3)	2024	2024
Assets:
Other investments	$-	$-	$2	$2	$2
Total assets	$-	$-	$2	$2	$2
Liabilities:
Long-term debt	$-	$320	$-	$320	$2,663
Medium-term notes	-	-	213	213	396	(1)
Investment agreements	-	-	236	236	221
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	6	6	6
Total liabilities	$-	$320	$455	$775	$3,286
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$893	$893	$651
Ceded recoverable (liability)	-	-	20	20	22

(1) - The carry value includes the complex interest calculations embedded derivatives in certain MTNs that are reported together with the host contract. As of June 30, 2024, the Company had no embedded derivative assets and had embedded derivative liabilities of $1 million.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2024 and 2023:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2024

												Change in	Change in
												Unrealized	Unrealized
												Gains	Gains
												(Losses) for	(Losses) for
												the Period	the Period
												Included in	Included in
		Total										Earnings	OCI
		Gains /	Unrealized									for Assets	for Assets
		(Losses)	Gains /									still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers			as of	as of
	Beginning	in	Included					into	out of	Ending		June 30,	June 30,
In millions	of Period	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance		2024	2024(1)
Assets:
Corporate obligations	$7	$(3)	$-	$6	$-	$-	$-	$-	$-	$10	(3)	$(2)	$-
Equity investments	102	(57)	-	-	-	-	-	-	-	45		(57)	-
Assets of consolidated VIEs:
Loans receivable - residential	36	(4)	-	-	-	(1)	-	-	-	31		(5)	-
Other	2	-	-	-	-	-	(2)	-	-	-		-	-
Total assets	$147	$(64)	$-	$6	$-	$(1)	$(2)	$-	$-	$86		$(64)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses								still held	still held
	Balance,	Included	Included					Transfers	Transfers		as of	as of
	Beginning	in	in					into	out of	Ending	June 30,	June 30,
In millions	of Period	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2024	2024(2)
Liabilities:
Medium-term notes	$36	$(4)	$4	$-	$-	$-	$-	$-	$-	$36	$(4)	$4
Liabilities of consolidated VIEs:
VIE notes	46	14	(7)	-	-	(2)	(20)	-	-	31	-	-
Currency derivatives	15	(6)	-	-	-	-	-	-	-	9	(6)	-
Total liabilities	$97	$4	$(3)	$-	$-	$(2)	$(20)	$-	$-	$76	$(10)	$4

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

(3) - Includes loans carried at fair value of $9 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2023

											Change in	Change in
											Unrealized	Unrealized
											Gains	Gains
											(Losses) for	(Losses) for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		Gains /	Unrealized								Assets	Assets
		(Losses)	Gains /								still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	June 30,	June 30,
In millions	of Period	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(1)
Assets:
Corporate obligations	$1	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-
Equity investments	115	-	-	-	-	-	-	-	-	115	-	-
Assets of consolidated VIEs:
Loans receivable- residential	83	(11)	-	-	-	(2)	-	-	-	70	(12)	-
Other	9	2	-	-	-	-	(9)	-	-	2	(2)	-
Total assets	$208	$(9)	$-	$-	$-	$(2)	$(9)	$-	$-	$188	$(14)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		(Gains) /	Unrealized								Liabilities	Liabilities
		Losses	(Gains) /								still held	still held
	Balance,	Included	Losses					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	June 30,	June 30,
In millions	of Period	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(2)
Liabilities:
Medium-term notes	$42	$(3)	$(1)	$-	$-	$-	$-	$-	$-	$38	$(3)	$(1)
Liabilities of consolidated VIEs:
VIE notes	154	17	(12)	-	62	(22)	(16)	-	-	183	(5)	7
Currency derivatives	11	1	-	-	-	-	-	-	-	12	1	-
Total liabilities	$207	$15	$(13)	$-	$62	$(22)	$(16)	$-	$-	$233	$(7)	$6

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the three months ended June 30, 2024 and 2023, there were no transfers into or out of Level 3.

For the three months ended June 30, 2024 and 2023, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2024 and 2023:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2024

												Change in	Change in
												Unrealized	Unrealized
												Gains	Gains
												(Losses) for	(Losses) for
												the Period	the Period
												Included in	Included in
		Total										Earnings for	OCI for
		Gains /	Unrealized									Assets	Assets
		(Losses)	Gains /									still held	still held
	Balance	Included	(Losses)					Transfers	Transfers			as of	as of
	Beginning	in	Included					into	out of	Ending		June 30,	June 30,
In millions	of Year	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance		2024	2024(1)
Assets:
Corporate obligations	$1	$(3)	$-	$12	$-	$-	$-	$-	$-	$10	(3)	$-	$-
Equity investments	108	(63)	-	-	-	-	-	-	-	45		(63)	-
Assets of consolidated VIEs:
Loans receivable - residential	35	(2)	-	-	-	(2)	-	-	-	31		(4)	-
Other	2	-	-	-	-	-	(2)	-	-	-		-	-
Total assets	$146	$(68)	$-	$12	$-	$(2)	$(2)	$-	$-	$86		$(67)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses								still held	still held
	Balance,	Included	Included in					Transfers	Transfers		as of	as of
	Beginning	in	Credit Risk					into	out of	Ending	June 30,	June 30,
In millions	of Year	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2024	2024(2)
Liabilities:
Medium-term notes	$40	$(6)	$2	$-	$-	$-	$-	$-	$-	$36	$(6)	$2
Liabilities of consolidated VIEs:
VIE notes	78	39	(27)	-	-	(39)	(20)	-	-	31	-	-
Currency derivatives	14	(5)	-	-	-	-	-	-	-	9	(5)	-
Total liabilities	$132	$28	$(25)	$-	$-	$(39)	$(20)	$-	$-	$76	$(11)	$2

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

(3) - Includes loans carried at fair value of $9 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2023

											Change in	Change in
											Unrealized	Unrealized
											Gains	Gains
											(Losses) for	(Losses) for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		Gains /	Unrealized								Assets	Assets
		(Losses)	Gains /								still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	June 30,	June 30,
In millions	of Year	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(1)
Assets:
Corporate obligations	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1	$-	$-
Equity securities	115	-	-	-	-	-	-	-	-	115	-	-
Assets of consolidated VIEs:
Loans receivable - residential	78	(3)	-	-	-	(5)	-	-	-	70	(7)	-
Other	23	3	-	-	-	-	(24)	-	-	2	(1)	-
Total assets	$216	$-	$-	$-	$-	$(5)	$(24)	$1	$-	$188	$(8)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		(Gains) /	Unrealized								Liabilities	Liabilities
		Losses	(Gains) /								still held	still held
	Balance,	Included	Losses					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	June 30,	June 30,
In millions	of Year	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(2)
Liabilities:
Medium-term notes	$41	$-	$(3)	$-	$-	$-	$-	$-	$-	$38	$-	$(3)
Liabilities of consolidated VIEs:
VIE notes	172	33	(26)	-	62	(24)	(34)	-	-	183	(3)	7
Currency derivatives	6	6	-	-	-	-	-	-	-	12	6	-
Total liabilities	$219	$39	$(29)	$-	$62	$(24)	$(34)	$-	$-	$233	$3	$4

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

For the six months ended June 30, 2024, there were no transfers into or out of Level 3.

For the six months ended June 30, 2024 and 2023, sales include the impact of the deconsolidation of VIE's. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

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

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three and six months ended June 30, 2024 and 2023 are reported on the Company’s consolidated statements of operations as follows:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	June 30,	Included	June 30,
In millions	in Earnings	2024	in Earnings	2023
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$(56)	$(55)	$3	$3
Revenues of consolidated VIEs (1)	(12)	1	(27)	(10)
Total	$(68)	$(54)	$(24)	$(7)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	June 30,	Included	June 30,
In millions	in Earnings	2024	in Earnings	2023
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$(60)	$(57)	$-	$-
Revenues of consolidated VIEs (1)	(36)	1	(39)	(11)
Total	$(96)	$(56)	$(39)	$(11)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

Derivative Instruments

The following table presents the effects of derivative instruments on the Company's consolidated statements of operations for the three and six months ended June 30, 2024 and 2023:

In millions
Derivatives Not Designated		Three Months Ended June 30,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2024	2023
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$-	$10
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	6	(1)
Total		$6	$9

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions
Derivatives Not Designated		Six Months Ended June 30,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2024	2023
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$-	$1
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	5	(6)
Total		$5	$(5)

Fair Value Option

The Company elected to record at fair value certain financial instruments, including certain equity investments and financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs.

The following table presents the gains and (losses) included in the Company's consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 for financial instruments for which the fair value option was elected:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Investments carried at fair value (1)	$(60)	$-	$(63)	$3
Fixed-maturity securities held at fair value-VIE (2)	(1)	-	(1)	(4)
Loans receivable at fair value:
Residential mortgage loans (2)	(4)	(11)	(2)	(3)
Other assets-VIE (2)	-	2	-	3
Medium-term notes (1)	4	3	6	-
Variable interest entity notes (2)	(14)	(17)	(39)	(33)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange" on the Company's consolidated statements of operations.

(2) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and/or "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2024 and December 31, 2023 for loans and notes for which the fair value option was elected:

	As of June 30, 2024			As of December 31, 2023
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$15	$15	$-	$18	$18	$-
Residential mortgage loans (90 days or more past due)	53	16	37	58	17	41
Total loans receivable and other instruments at fair value	$68	$31	$37	$76	$35	$41
Variable interest entity notes	$48	$31	$17	$328	$78	$250
Medium-term notes	$54	$36	$18	$55	$40	$15

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

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of June 30, 2024 and December 31, 2023, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were gains of $25 million and losses of $1 million, respectively, reported in AOCI on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended June 30, 2024 and 2023, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $9 million and $20 million, respectively. During the six months ended June 30, 2024 and 2023, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $28 million and $34 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments

Investments, excluding equity instruments, those elected under the fair value option and those classified as trading, primarily consist of debt instruments classified as AFS.

The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$529	$-	$-	$(20)	$509
State and municipal bonds	116	-	2	(10)	108
Foreign governments	19	-	-	(2)	17
Corporate obligations	510	-	1	(105)	406
Mortgage-backed securities:
Residential mortgage-backed agency	138	-	-	(17)	121
Residential mortgage-backed non-agency	31	-	1	(6)	26
Commercial mortgage-backed	10	-	-	-	10
Asset-backed securities:
Collateralized debt obligations	92	-	1	-	93
Other asset-backed	19	-	-	(1)	18
Total AFS investments	$1,464	$-	$5	$(161)	$1,308

	December 31, 2023
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$721	$-	$1	$(18)	$704
State and municipal bonds	128	-	3	(8)	123
Foreign governments	19	-	1	(2)	18
Corporate obligations	505	-	2	(90)	417
Mortgage-backed securities:
Residential mortgage-backed agency	149	-	-	(14)	135
Residential mortgage-backed non-agency	31	-	1	(5)	27
Commercial mortgage-backed	13	-	-	-	13
Asset-backed securities:
Collateralized debt obligations	96	-	1	(1)	96
Other asset-backed	26	-	-	(2)	24
Total AFS investments	$1,688	$-	$9	$(140)	$1,557

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of June 30, 2024. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
	Net
	Amortized	Fair
In millions	Cost	Value
Due in one year or less	$370	$370
Due after one year through five years	166	162
Due after five years through ten years	203	175
Due after ten years	435	333
Mortgage-backed and asset-backed	290	268
Total fixed-maturity investments	$1,464	$1,308

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of June 30, 2024 and December 31, 2023 was $11 million. These deposits are required to comply with state insurance laws.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of June 30, 2024 and December 31, 2023, the fair value of securities pledged as collateral for these investment agreements were $232 million and $241 million, respectively. The Company’s collateral as of June 30, 2024 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.

Impaired Investments

The following tables present the non-credit related gross unrealized losses related to AFS investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$22	$-	$139	$(20)	$161	$(20)
State and municipal bonds	19	(1)	63	(9)	82	(10)
Foreign governments	2	-	6	(2)	8	(2)
Corporate obligations	48	(1)	313	(104)	361	(105)
Mortgage-backed securities:
Residential mortgage-backed agency	9	-	107	(17)	116	(17)
Residential mortgage-backed non-agency	3	-	21	(6)	24	(6)
Commercial mortgage-backed	10	-	-	-	10	-
Asset-backed securities:
Collateralized debt obligations	10	-	21	-	31	-
Other asset-backed	-	-	15	(1)	15	(1)
Total AFS investments	$123	$(2)	$685	$(159)	$808	$(161)

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

Gross unrealized losses on AFS investments increased as of June 30, 2024 compared with December 31, 2023 primarily due to higher interest rates.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2024 and December 31, 2023 was 14 years. As of June 30, 2024 and December 31, 2023, there were 405 and 450 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 367 and 365 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of June 30, 2024:

	AFS Securities
Percentage of Fair Value	Number of	Book Value	Fair Value
Below Book Value	Securities	(in millions)	(in millions)
> 5% to 15%	170	$210	$191
> 15% to 25%	104	283	231
> 25% to 50%	91	251	165
> 50%	2	-	-
Total	367	$744	$587

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

As of June 30, 2024, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2024 that would require the sale of impaired securities.

Credit Losses on Investments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. If the Company determines that the declines in the fair value are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the Company’s policy for its determination of credit losses. The Company did not purchase any credit-deteriorated assets or establish an allowance for credit losses for AFS securities for the three and six months ended June 30, 2024 and 2023.

The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of June 30, 2024 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of June 30, 2024.

		Unrealized	Insurance Loss
In millions	Fair Value	Loss	Reserve (1)
Mortgage-backed	$17	$(5)	$21
Corporate obligations	77	(43)	-
Total	$94	$(48)	$21

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of Available-for-Sale Investments

Gross realized gains and losses from sales of AFS investments are recorded within “Net realized investment gains (losses)” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Proceeds from sales	$27	$174	$55	$272
Gross realized gains	$1	$-	$1	$1
Gross realized losses	$(2)	$(7)	$(3)	$(11)

Equity and Trading Investments

Equity and trading investments are included within “Investments carried at fair value” on the Company’s consolidated balance sheets. Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the three and six months ended June 30, 2024 and 2023 are as follows:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Net gains (losses) recognized during the period on equity and trading securities	$(56)	$2	$(58)	$3
Less:
Net gains (losses) recognized during the period on equity and trading securities sold during the period	1	-	1	-
Unrealized gains (losses) recognized during the period on equity and trading securities still held at the reporting date	$(57)	$2	$(59)	$3

Note 8: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2024	2023	2024	2023
Income (loss) from continuing operations before income taxes	$(253)	$(78)	$(340)	$(161)
Provision (benefit) for income taxes	$-	$-	$-	$-
Effective tax rate	0.0%	0.0%	0.0%	0.0%

For the six months ended June 30, 2024 and 2023, the Company’s effective tax rate applied to its loss from continuing operations before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.

Deferred Tax Asset, Net of Valuation Allowance

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.3 billion and $1.2 billion as of June 30, 2024 and December 31, 2023, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.

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

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of June 30, 2024 and December 31, 2023, the Company had no material UTB.

Federal income tax returns through 2011 have been examined or surveyed. As of June 30, 2024, the Company’s NOL is approximately $4.4 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2026 through 2044. As of June 30, 2024, the Company has a foreign tax credit carryforward of $56 million, which will expire between tax years 2024 through 2033.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$16	$8	$8	$(1)		$31
Net gains (losses) on financial instruments at fair value and foreign exchange	-	4	(59)	-		(55)
Revenues of consolidated VIEs	-	-	(13)	-		(13)
Inter-segment revenues (2)	7	15	1	(23)		-
Total revenues	23	27	(63)	(24)		(37)
Losses and loss adjustment	141	-	1	-		142
Amortization of deferred acquisition costs and operating	1	13	3	(1)		16
Interest	-	13	40	-		53
Expenses of consolidated VIEs	-	-	5	-		5
Inter-segment expenses (2)	11	5	7	(23)		-
Total expenses	153	31	56	(24)		216
Income (loss) from continuing operations before income taxes	$(130)	$(4)	$(119)	$-		$(253)
Identifiable assets per segment	$1,671	$657	$846	$(941)	(3)	$2,233
Assets held for sale	-	-	-	-		71
Total identifiable assets	$1,671	$657	$846	$(941)		$2,304

(1) - Consists of net premiums earned, net investment income, net realized investment gains (losses) and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income and expenses.

(3) - Consists principally of intercompany reinsurance balances.

	Three Months Ended June 30, 2023
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations	Consolidated
Revenues (1)	$19	$4	$17	$1	$41
Net gains (losses) on financial instruments at fair value and foreign exchange	-	13	(2)	-	11
Revenues of consolidated VIEs	-	-	(24)	-	(24)
Inter-segment revenues (2)	7	14	1	(22)	-
Total revenues	26	31	(8)	(21)	28
Losses and loss adjustment	26	-	2	-	28
Amortization of deferred acquisition costs and operating	2	18	2	(1)	21
Interest	-	14	40	(1)	53
Expenses of consolidated VIEs	-	-	4	-	4
Inter-segment expenses (2)	9	5	5	(19)	-
Total expenses	37	37	53	(21)	106
Income (loss) from continuing operations before income taxes	$(11)	$(6)	$(61)	$-	$(78)

(1) - Consists of net premiums earned, net investment income, net realized investment gains (losses) and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income and expenses.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Business Segments (continued)

The following tables provide the Company's segment results for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$35	$16	$15	$(1)		$65
Net gains (losses) on financial instruments at fair value and foreign exchange	1	12	(64)	-		(51)
Revenues of consolidated VIEs	-	-	(38)	-		(38)
Inter-segment revenues (2)	13	30	2	(45)		-
Total revenues	49	58	(85)	(46)		(24)
Losses and loss adjustment	163	-	(3)	-		160
Amortization of deferred acquisition costs and operating	3	34	5	-		42
Interest	-	26	79	-		105
Expenses of consolidated VIEs	-	-	9	-		9
Inter-segment expenses (2)	22	11	13	(46)		-
Total expenses	188	71	103	(46)		316
Income (loss) from continuing operations before income taxes	$(139)	$(13)	$(188)	$-		$(340)
Identifiable assets per segment	$1,671	$657	$846	$(941)	(3)	$2,233
Assets held for sale	-	-	-	-		71
Total identifiable assets	$1,671	$657	$846	$(941)		$2,304

(1) - Consists of net premiums earned, net investment income, net realized investment gains (losses) and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income and expenses.

(3) - Consists principally of intercompany reinsurance balances.

	Six Months Ended June 30, 2023
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations	Consolidated
Revenues (1)	$41	$8	$24	$-	$73
Net gains (losses) on financial instruments at fair value and foreign exchange	2	2	(5)	-	(1)
Revenues of consolidated VIEs	-	-	(42)	-	(42)
Inter-segment revenues (2)	14	28	3	(45)	-
Total revenues	57	38	(20)	(45)	30
Losses and loss adjustment	26	-	9	-	35
Amortization of deferred acquisition costs and operating	4	36	5	(1)	44
Interest	-	28	76	-	104
Expenses of consolidated VIEs	-	-	8	-	8
Inter-segment expenses (2)	21	11	12	(44)	-
Total expenses	51	75	110	(45)	191
Income (loss) from continuing operations before income taxes	$6	$(37)	$(130)	$-	$(161)

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2024	2023	2024	2023
Basic and diluted earnings per share:
Net income (loss) from continuing operations available to common shareholders	$(253)	$(78)	$(340)	$(161)
Income (loss) from discontinued operations, net of income taxes	(2)	3	(1)	-
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	(1)	(1)	(1)	6
Net income (loss) from discontinued operations attributable to MBIA Inc.	(1)	4	-	(6)
Net income (loss) attributable to MBIA Inc.	$(254)	$(74)	$(340)	$(167)
Basic and diluted weighted average shares (1)	47.5	49.0	47.2	49.5
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted:
Continuing operations	$(5.30)	$(1.52)	$(7.20)	$(3.38)
Discontinued operations	(0.04)	0.06	(0.01)	(0.13)
Net income (loss) per share attributable to MBIA Inc. - basic and diluted	$(5.34)	$(1.46)	$(7.21)	$(3.51)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	3.4	4.8	3.4	4.8

(1) - Includes approximately 1 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three and six months ended June 30, 2024 and 2023.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the six months ended June 30, 2024:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Current Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2023	$(134)	$(4)	$(1)	$(139)
Other comprehensive income (loss) before reclassifications	(26)	-	(2)	(28)
Amounts reclassified from AOCI	2	-	28	30
Net period other comprehensive income (loss)	(24)	-	26	2
Balance, June 30, 2024	$(158)	$(4)	$25	$(137)

The following table presents the details of the reclassifications from AOCI for the three and six months ended June 30, 2024 and 2023:

In millions	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2024	2023	2024	2023	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$(2)	$(8)	$(2)	$(13)	Net realized investment gains (losses)
Instrument-specific credit risk of liabilities:
Deconsolidation of VIE	(9)	(7)	(9)	(21)	Other net realized gains (losses) - VIE
Settlement of liabilities	-	(13)	(19)	(13)	Net gains (losses) on financial instruments at fair value and foreign exchange - VIE
Total reclassifications for the period	$(11)	$(28)	$(30)	$(47)	Net income (loss)

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

In May of 2024, the Company notified its landlord of the Purchase, New York lease that it is exercising its right to terminate the lease in August of 2025 ("Termination Date"). In connection with this termination notice, the Company will pay a termination fee that includes the unamortized amount of incentives, free rent and other costs at the Termination Date. The Company accounted for this termination as a lease modification and remeasured its lease liability to the present value of the remaining lease payments and adjusted its right-of-use ("ROU") asset as of the modification date in accordance with ASC 842. This resulted in a decrease of the Company's ROU asset and lease liability of $7 million and did not have a material impact to lease expense recognized in the Company’s consolidated statements of operations. The following table provides updates to the amounts included on the Company’s consolidated balance sheet and other lease information as of June 30, 2024:

$ in millions	As of June 30, 2024	Balance Sheet Location
ROU asset	$2	Other assets
Lease liability	$7	Other liabilities
Weighted average remaining lease term (years)	1.2
Discount rate used for operating leases	10.5%
Total future minimum lease payments	$8

Other Commitment

MBIA Corp. and other non-affiliates agreed to provide a delayed draw term loan commitment to an entity which MBIA Corp. holds as an equity investment. MBIA Corp.'s maximum commitment to this loan is approximately $15 million. During the six months ended June 30, 2024, $11 million was drawn under this loan. Subsequent to June 30, 2024, the additional $4 million was drawn.

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

2024 Business Developments

The following is a summary of 2024 business developments:

PREPA

•
On January 1, 2024, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $16 million. As of June 30, 2024, National had $792 million of insured debt service outstanding related to PREPA. In addition, on July 1, 2024, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $122 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (continued)

•
On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings on bondholder liens and claim amounts (the "Appeal Decision"), following which the Oversight Board informed the Court that it intended to file an amendment to the Plan it believed would account for the changes required by the First Circuit opinion. Following a status conference held on July 10, 2024, the Court imposed a 60-day stay of all litigation and other filings related to the amended Plan, and ordered the parties into mediation. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan, National’s PREPA loss reserves and recoveries could be materially adversely affected.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our PREPA exposure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for per share, percentage and share amounts	2024	2023	2024	2023
Total revenues	$(37)	$28	$(24)	$30
Total expenses	216	106	316	191
Income (loss) from continuing operations before income taxes	(253)	(78)	(340)	(161)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss) from continuing operations	(253)	(78)	(340)	(161)
Income (loss) from discontinued operations, net of income taxes	(2)	3	(1)	-
Net income (loss)	(255)	(75)	(341)	(161)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	(1)	(1)	(1)	6
Net income (loss) attributable to MBIA Inc.	$(254)	$(74)	$(340)	$(167)
Net income (loss) per basic and diluted common share attributable to MBIA Inc.	$(5.34)	$(1.46)	$(7.21)	$(3.51)
Adjusted net income (loss) (1)	$(138)	$(22)	$(162)	$(23)
Adjusted net income (loss) per diluted share (1)	$(2.90)	$(0.45)	$(3.44)	$(0.47)
Weighted average basic and diluted common shares outstanding	47,501,248	49,040,489	47,161,085	49,490,701
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

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

Income (loss) from Continuing Operations Before Income Taxes

The decrease in consolidated total revenues for the three months ended June 30, 2024 compared with the same period of 2023 was principally due to unfavorable changes from fair valuing investments, from net investment income and from our interest rate swaps. These unfavorable changes were partially offset by favorable changes in revenues from consolidated variable interest entities ("VIEs"). The three months ended June 30, 2024 included $59 million of losses from fair valuing investments compared with $2 million of gains for the same period of 2023. Net investment income decreased $16 million for the three months ended June 30, 2024 compared with the same period of 2023 primarily due to a lower average asset base as a result of the extraordinary cash dividend payment on MBIA Inc.'s stock in December of 2023. The three months ended June 30, 2023 included fair value net gains on our interest rate swaps of $10 million with no comparable amounts for the same period of 2024. This variance was primarily due to the termination of substantially all of the interest rates swaps in 2023. The three months ended June 30, 2024 included $13 million of consolidated VIE losses primarily from the reclassification of credit risk losses from accumulated other comprehensive income ("AOCI") to net income (loss) due to the deconsolidation of a VIE. The three months ended June 30, 2023 included $24 million of consolidated VIE losses primarily from the reclassification of credit risk losses from AOCI to net income (loss) due to early redemptions of VIE liabilities and a deconsolidation of a VIE.

Consolidated total expenses for the three months ended June 30, 2024 included $142 million of losses and loss adjustment expense (“LAE”) compared with $28 million for the same period of 2023. This increase in losses and LAE was primarily due to unfavorable changes in PREPA net reserves. Refer to the following “Losses and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023

Income (loss) from Continuing Operations Before Income Taxes

The decrease in consolidated total revenues for the six months ended June 30, 2024 compared with the same period of 2023 was principally due to unfavorable changes from fair valuing investments and from net investment income, partially offset by favorable changes from movements in foreign exchange rates. The six months ended June 30, 2024 included $59 million of losses from fair valuing investments compared with $6 million of gains for the same period of 2023. Net investment income decreased $18 million for the six months ended June 30, 2024 compared with the same period of 2023 primarily due to a lower average asset base as a result of the extraordinary cash dividend payment on MBIA Inc.'s stock in December of 2023. The six months ended June 30, 2024 included foreign currency gains of $4 million on euro-denominated liabilities compared with foreign currency losses of $4 million on these liabilities for the same period of 2023. This favorable change was due to the strengthening of the U.S. dollar against the euro in 2024 compared with the U.S. dollar weakening against the euro in 2023.

Consolidated total expenses for the six months ended June 30, 2024 included $160 million of losses and LAE compared with $35 million for the same period of 2023. This increase in losses and LAE was primarily due to unfavorable changes in PREPA net reserves, partially offset by a loss benefit on our insured residential mortgage-backed securities ("RMBS") exposure primarily related to the impact of changes in risk-free interest rates on the present value of loss reserves. Refer to the following “Losses and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE.

Three and Six Months Ended June 30, 2024 vs. Three and Six Months Ended June 30, 2023

Provision for Income Taxes

For the three and six months ended June 30, 2024 and 2023, our effective tax rate applied to our loss before income taxes was below the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which included our net operating loss (“NOL”).

As of June 30, 2024 and December 31, 2023, the Company’s valuation allowance against its net deferred tax asset was $1.3 billion and $1.2 billion, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 8: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

Income (loss) from discontinued operations, net of income taxes

Pursuant to a plan of liquidation that became effective in August of 2022, MBIA Corp.'s interest in the remaining collateral of the Zohar collateralized debt obligation (“CDO”) 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) (collectively, the "Zohar CDOs") was distributed to MBIA Corp. either directly or in the form of interests in certain asset recovery entities. The interests in the asset recovery entities include various loans to and equity interest in portfolio companies. The Company classifies certain of these portfolio companies as discontinued operations. Included in this amount are the results of operations for the three and six months ended June 30, 2024 and 2023. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion of our discontinued operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except share and per share amounts	2024	2023	2024	2023
Net income (loss)	$(254)	$(74)	$(340)	$(167)
Less: adjusted net income (loss) adjustments:
Income (loss) from discontinued operations, net of noncontrolling interest	(1)	4	-	(6)
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(117)	(61)	(186)	(130)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	2	12	5	5
Foreign exchange gains (losses) (1)	-	(1)	3	(4)
Net realized investment gains (losses)	(1)	(7)	(2)	(10)
Other net realized gains (losses)	1	1	2	1
Adjusted net income adjustment to the (provision) benefit for income tax	-	-	-	-
Adjusted net income (loss)	$(138)	$(22)	$(162)	$(23)
Adjusted net income (loss) per diluted common share (2)	$(2.90)	$(0.45)	$(3.44)	$(0.47)
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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of June 30,	As of December 31,
In millions except share and per share amounts	2024	2023
Total shareholders' equity of MBIA Inc.	$(1,994)	$(1,657)
Common shares outstanding	51,027,700	50,862,931
GAAP book value per share	$(39.07)	$(32.56)
Management's adjustments described above:
Remove negative book value per share of MBIA Corp.	(47.89)	(44.91)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(2.88)	(2.40)
Include net unearned premium revenue in excess of expected losses	2.66	2.91

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of June 30, 2024, National had total insured gross par outstanding of $27.0 billion.

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

The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2024	2023		2024	2023
Net premiums earned	$7	$8	-13%	$14	$15	-69%
Net investment income	17	25	-32%	35	48	-27%
Net realized investment gains (losses)	(1)	(7)	-86%	(2)	(9)	-78%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	-	-%	1	2	-50%
Fees and reimbursements	-	-	-%	1	1	-%
Total revenues	23	26	-12%	49	57	-14%
Losses and loss adjustment	141	26	n/m	163	26	n/m
Amortization of deferred acquisition costs	1	2	-50%	3	4	-25%
Operating	11	9	22%	22	21	5%
Total expenses	153	37	n/m	188	51	n/m
Income (loss) from continuing operations before income taxes	$(130)	$(11)	n/m	$(139)	$6	n/m
_______________
n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. Included in net premiums earned for the three months ended June 30, 2024 and 2023, were scheduled premiums earned of $6 million and $8 million, respectively. Included in net premiums earned for the six months ended June 30, 2024 and 2023, were scheduled premiums earned of $13 million and $15 million, respectively.

NET INVESTMENT INCOME The decrease in net investment income for the three and six months ended June 30, 2024 compared with the same period of 2023 was primarily due to a lower average invested asset base as result of the dividend payments to National's ultimate parent, MBIA Inc., in 2023. This decrease was partially offset by higher yields on investments as a result of a rising interest rate environment.

NET REALIZED INVESTMENT GAINS (LOSSES) The net realized investment losses for the three and six months ended June 30, 2024 and 2023 related to sales of securities from the ongoing management of our U.S. public finance investment portfolio, including to generate liquidity to pay claims.

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

For the three and six months ended June 30, 2024, losses and LAE incurred primarily related to changes in PREPA reserves as a result of current developments in the PREPA remediation. Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our PREPA exposures. In addition, the six months ended June 30, 2024 incurred loss included reserves on a U.S. public finance lease-backed transaction.

For the three and six months ended June 30, 2023, losses and LAE incurred related to updating PREPA scenarios to reflect the latest information about bondholder elections and the estimated value of recoveries under National's settlement agreement, which resulted in lower net expected recoveries. Changes in scenario assumptions included extending the effective date of a settlement until early 2024 and reflecting the potential that the Company receives less reimbursement of claims, partially offset by an increase in the market value of the bonds and CVI expected to be received upon settlement.

The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,	Percent
In millions	2024	2023	Change
Assets:
Insurance loss recoverable	$114	$152	-25%
Reinsurance recoverable on paid and unpaid losses (1)	17	11	55%
Liabilities:
Loss and LAE reserves	344	230	50%
Insurance loss recoverable - ceded (2)	-	1	-100%
Net reserve (salvage)	$213	$68	n/m
_______________
(1) - Reported within "Other assets" on our consolidated balance sheets.
(2) - Reported within "Other liabilities" on our consolidated balance sheets.
n/m - Percent change not meaningful.

The changes to insurance loss recoverable and loss and LAE reserves as of June 30, 2024 compared with December 31, 2023 were primarily due to changes related to PREPA as discussed above. In addition, the increase in loss and LAE reserves included reserves on a lease-backed transaction and were partially offset by the January of 2024 PREPA claim payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2024 and 2023 are presented in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
In millions	2024	2023	Change	2024	2023	Change
Gross expenses	$11	$9	22%	$22	$21	5%
Amortization of deferred acquisition costs	$1	$2	-50%	$3	$4	-25%
Operating	11	9	22%	22	21	5%
Total insurance operating expenses	$12	$11	9%	$25	$25	-%

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of June 30, 2024 and December 31, 2023. Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	June 30, 2024		December 31, 2023
Rating	Amount	%	Amount	%
AAA	$1,121	4.1%	$1,283	4.5%
AA	11,302	41.8%	11,919	42.0%
A	10,481	38.8%	10,539	37.1%
BBB	1,908	7.1%	2,394	8.5%
Below investment grade	2,210	8.2%	2,242	7.9%
Total	$27,022	100.0%	$28,377	100.0%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $3.0 billion relating to GO bonds, PBA bonds, PREPA bonds and HTA bonds through June 30, 2024, inclusive of the commutation payment and the additional payment in the amount of $66 million in 2019 related to COFINA and the GO and HTA acceleration and commutation payments of $277 million and $556 million, respectively, in 2022.

Status of Puerto Rico’s Fiscal Plans

The Oversight Board certified fiscal plans for PREPA, University of Puerto Rico (the “University”) and HTA on June 28, 2022, May 27, 2022 and October 14, 2022, respectively. The Oversight Board also certified the fiscal year 2023 budgets for Commonwealth, PREPA, the University and HTA on June 30, 2022. On June 23, 2023, the Oversight Board filed a fiscal plan for PREPA for FY2023, which provided for approximately $2.4 billion of distributions to PREPA bondholders. The University is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to November 30, 2024. National is not a party to the standstill agreement. As of June 30, 2024, National had $66 million of insured debt service outstanding related to the University.

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings on bondholder liens and claim amounts (the "Appeal Decision"), following which the Oversight Board informed the Court that it intended to file an amendment to the Plan it believed would account for the changes required by the First Circuit opinion. Following a status conference held on July 10, 2024, the Court imposed a 60-day stay of all litigation and other filings related to the amended Plan, and ordered the parties into mediation. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended.

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

The following table presents our scheduled gross debt service due on our PREPA insured exposures as of June 30, 2024, for the six months ending December 31, 2024, for each of the subsequent four years ending December 31, and thereafter:

	Six Months
	Ending
	December 31,
In millions	2024	2025	2026	2027	2028	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$122	$105	$57	$20	$20	$468	$792

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

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2024	2023		2024	2023
Net investment income	$8	$5	60%	$16	$10	60%
Net realized investment gains (losses)	-	-	-%	-	(1)	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	4	13	-69%	12	2	n/m
Fees	14	12	17%	28	26	8%
Other net realized gains (losses)	1	1	-%	2	1	100%
Total revenues	27	31	-13%	58	38	53%
Operating	13	18	-28%	35	37	-5%
Interest	18	19	-5%	36	38	-5%
Total expenses	31	37	-16%	71	75	-5%
Income (loss) from continuing operations before income taxes	$(4)	$(6)	-33%	$(13)	$(37)	-65%
____________________
n/m - Percent change not meaningful.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange were primarily driven by changes in market values on interest rate swaps and changes in the revaluation of euro-denominated liabilities.

The three months ended June 30, 2023 included fair value net gains of $10 million on interest rate swaps with no comparable amount for the same period of 2024. The 2023 gains were due to an increase in interest rates on swaps that we received floating rates. Substantially all of the interest rates swaps were terminated in the second half of 2023.

The six months ended June 30, 2024 included foreign currency gains of $4 million on euro-denominated liabilities compared with foreign currency losses of $4 million on these liabilities for the same period of 2023. This increase was due to the U.S. dollar strengthening against the euro in 2024 compared with the U.S. dollar weakening against the euro in 2023.

OPERATING EXPENSE Operating expense decreased for the three months ended June 30, 2024 compared with the same period of 2023 primarily due to a decrease in compensation expense related to restricted stock awards and the Company’s non-qualified deferred compensation plan that fluctuates primarily based on activity and changes in the value of plan liability.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

MBIA Corp. has insured sovereign-related and sub- sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. MBIA Corp. has also insured structured finance and asset-backed obligations repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, consumer loans, structured settlements, corporate loans and bonds collateralized by such assets. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. As of June 30, 2024, MBIA Corp.’s total insured gross par outstanding was $2.5 billion. In addition, MBIA Corp. consolidates insured transactions as VIEs if it determines it is the primary beneficiary, and deconsolidates such VIEs when it is no longer the primary beneficiary.

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

The following table presents our international and structured finance insurance segment results for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2024	2023		2024	2023
Net premiums earned	$3	$2	50%	$5	$5	-%
Net investment income	2	13	-85%	5	17	-71%
Net realized investment gains (losses)	(1)	-	n/m	(1)	-	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(59)	(2)	n/m	(64)	(5)	n/m
Fees and reimbursements	4	2	100%	5	4	-%
Other net realized gains (losses)	1	1	-%	3	1	n/m
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(21)	-105%	(24)	(24)	-%
Other net realized gains (losses)	(14)	(3)	n/m	(14)	(18)	-22%
Total revenues	(63)	(8)	n/m	(85)	(20)	n/m
Losses and loss adjustment	1	2	-50%	(3)	9	-133%
Amortization of deferred acquisition costs	3	2	50%	4	4	-%
Operating	6	5	20%	12	11	9%
Interest	41	40	3%	81	78	4%
Expenses of consolidated VIEs:
Operating	5	4	25%	9	8	13%
Total expenses	56	53	6%	103	110	-6%
Income (loss) from continuing operations before income taxes	$(119)	$(61)	95%	$(188)	$(130)	45%
_______________
n/m - Percent change not meaningful.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. Net premiums earned were primarily non-U.S.

NET INVESTMENT INCOME The decrease in net investment income for the three and six months ended June 30, 2024 compared with the same periods of 2023 were primarily due to the acceleration of accretion to par value upon the redemption of securities that were purchased at a discount in 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses for the three and six months ended June 30, 2024 were primarily due to fair value losses on investments for which the fair value option was elected. The net losses for the three and six months ended June 30, 2023 were primarily driven by foreign exchange losses on the revaluation of non-U.S. dollar insurance balances.

REVENUES OF CONSOLIDATED VIEs The net losses of consolidated VIE revenues for the three months ended June 30, 2024 and 2023 primarily included the reclassification of $9 million and $20 million, respectively, of credit risk losses from AOCI to net income (loss). These reclassifications were due to early redemptions of VIE liabilities and the deconsolidation of VIEs.

The net losses of consolidated VIE revenues for the six months ended June 30, 2024 and 2023 primarily included the reclassification of $28 million and $34 million, respectively, of credit risk losses from AOCI to net income (loss). These reclassifications were due to early redemptions of VIE liabilities and the deconsolidation of VIEs.

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

For the three months ended June 30, 2024, losses incurred primarily related to accretion of loss reserves. For the six months ended June 30, 2024, the incurred loss benefit primarily relates to an increase in risk-free rates used to discount loss reserves primarily on insured RMBS transactions, which caused the present value of loss reserves, net of recoveries, to decline, partially offset by an increase in the secured overnight financing rate ("SOFR"), which increased estimated interest expense on floating rate liabilities on our insured RMBS transactions. The incurred loss benefit was also partially offset by accretion of loss reserves.

For the three and six months ended June 30, 2023, the incurred loss primarily related to the termination of a first-lien RMBS insured transaction, partially offset by an increase in risk-free rates, which caused future reserves, net of recoveries, to decline.

As a result of the consolidation of VIEs, loss and LAE excludes losses and LAE expense of $25 million and $21 million for the three and six months ended June 30, 2024, respectively, and excludes losses and LAE of $4 million and a losses and LAE benefit of $32 million for the three and six months ended June 30, 2023, respectively, as VIE losses and LAE are eliminated in consolidation.

The following table presents information about our insurance loss recoverable and loss and LAE reserves as of June 30, 2024 and December 31, 2023.

	June 30,	December 31,	Percent
In millions	2024	2023	Change
Assets:
Insurance loss recoverable	$28	$31	-10%
Reinsurance recoverable on paid and unpaid losses (1)	1	2	-50%
Liabilities:
Loss and LAE reserves	233	243	-4%
Net reserve (salvage)	$204	$210	-3%
_______________

(1) - Reported within "Other assets" on our consolidated balance sheets.

The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain RMBS transactions. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The decrease in MBIA Corp.’s loss and LAE reserves from 2023 was primarily due to an increase in risk-free discount rates during 2024, which caused future liabilities, net of recoveries to decline, as well as claim payments made primarily on our insured RMBS transactions, partially offset by an increase in SOFR, which increased estimated interest expense on floating rate liabilities. The decrease in loss and LAE reserves was also partially offset by accretion of loss reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and six months ended June 30, 2024 and 2023 are presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2024	2023		2024	2023
Gross expenses	$6	$6	-%	$12	$12	-%
Amortization of deferred acquisition costs	$3	$2	50%	$4	$4	-%
Operating	6	5	20%	12	11	9%
Total insurance operating expenses	$9	$7	29%	$16	$15	7%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2024 or 2023 as no new business was written. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes that are indexed to 3-month SOFR. During the third quarter of 2023, the Company transitioned from the previously indexed 3-month London Interbank Offered Rate (“LIBOR”) rate to the 3-month SOFR plus 0.26161%. The increase in interest expense for the three and six months ended June 30, 2024 compared with the same period of 2023 was due to an increase in interest rates. Refer to the following “Liquidity and Capital Resources” section for more information about MBIA Corp.’s surplus notes.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2024 and December 31, 2023, 23% and 26%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily include our first-lien RMBS and CDO exposures.

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of June 30, 2024 and December 31, 2023, MBIA Corp. had $571 million and $596 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $37 million and $39 million, as of June 30, 2024 and December 31, 2023, respectively. In addition, during the six months ended June 30, 2024, MBIA Corp. terminated substantially all of its remaining ABS CDO exposure. As of December 31, 2023, MBIA Corp. insured $117 million of ABS CDOs.

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

Effective in the first quarter of 2022, MBIA Corp. was granted a permitted practice by the New York State Department of Financial Services (“NYSDFS”) related to the purchase of certain MBIA Corp.-insured securities with gross case base loss reserves (“Remediation Securities”). The Remediation Securities are acquired with the intent to terminate or commute the related insurance policies. MBIA Corp. may elect to sell the Remediation Securities to facilitate a termination or commutation.

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

As of June 30, 2024, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $707 million compared with $782 million as of December 31, 2023. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Percent Change
In millions	2024	2023	2024 vs 2023
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(40)	$(78)	-49%
Investing activities	253	314	-19%
Financing activities	(123)	(88)	40%
Cash and cash equivalents - beginning of period	108	78	38%
Cash and cash equivalents - end of period	$198	$226	-12%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Operating activities

Net cash used by operating activities decreased for the six months ended June 30, 2024 compared with the same period of 2023 primarily due to a decrease in losses and LAE paid and operating expenses.

Investing activities

Net cash provided by investing activities decreased for the six months ended June 30, 2024 compared with the same period of 2023 primarily due to higher net proceeds from sales of investment in 2023 related to generating liquidity to pay higher claims and stock repurchases in 2023.

Financing activities

Net cash used by financing activities increased for the six months ended June 30, 2024 compared with the same period of 2023. This increase was primarily due to an increase in principal paydowns of GFL MTNs of $52 million, partially offset by a decrease of $24 million related to purchases of treasury stock. Refer to the following “Liquidity and Capital Resources-Capital Resources” section for additional information on debt repurchases.

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

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of June 30, 2024, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 95% of the investments were investment grade.

The fair values of securities in the Company’s AFS fixed-maturity investment portfolio are sensitive to changes in interest rates. Decreases in interest rates generally result in increases in the fair values of fixed-maturity securities and increases in interest rates generally result in decreases in the fair values of fixed-maturity securities.

As of June 30, 2024 and December 31, 2023, the Company had $157 million and $133 million of unrealized losses, respectively, net of deferred taxes related to its investment portfolio recorded in accumulated other comprehensive income within equity. The unrealized losses during 2024 resulted from higher interest rates.

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

As of June 30, 2024, Insured Investments at fair value represented $129 million or 8% of consolidated investments, of which $119 million or 7% of consolidated investments were Company-Insured Investments. As of June 30, 2024, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2024, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 6% of the total consolidated investment portfolio.

National Liquidity

The primary sources of cash available to National are:

•
principal and interest receipts on assets held in its investment portfolio, including proceeds from the sale of assets; and
•
recoveries associated with insurance loss payments.

The primary uses of cash by National are:

•
loss and LAE payments on insured transactions;
•
payments of dividends;
•
payments of operating expenses, taxes and investment portfolio asset purchases; and
•
funding share repurchases.

As of June 30, 2024 and December 31, 2023, National held cash and investments of $1.3 billion, of which $172 million and $75 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of June 30, 2024, National has a stand-alone NOL carryforward of $605 million. If National becomes profitable, it is not expected to make any tax payments under our tax sharing agreement until it fully utilizes the available stand-alone NOL.

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
•
payment of dividends to shareholders.

As of June 30, 2024 and December 31, 2023, the liquidity positions of MBIA Inc. were $315 million and $411 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

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
•
payments of operating expenses.

As of June 30, 2024 and December 31, 2023, MBIA Corp. held cash and investments of $225 million and $323 million, respectively, of which $28 million and $41 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Debt securities

During the six months ended June 30, 2024, the Company repurchased $63 million par value outstanding of GFL MTNs with maturities in 2024 through 2025 issued by our corporate segment at a discount.

During the six months ended June 30, 2024, MBIA Inc. repurchased $16 million principal amount of its Debentures.

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

National – Statutory Capital and Surplus

National had statutory capital of $1.0 billion and $1.1 billion as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, National’s policyholders' surplus was $622 million. For the six months ended June 30, 2024, National had a statutory net loss of $142 million. Refer to the “National — Claims - Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of June 30, 2024, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

NYIL regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. National had positive earned surplus as of June 30, 2024 from which it may pay dividends, subject to limitations. Under NYIL, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSDFS approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of June 30, 2024 and December 31, 2023 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2024	2023
Policyholders' surplus	$622	$763
Contingency reserves	347	354
Statutory capital	969	1,117
Unearned premiums	225	237
Present value of installment premiums (1)	100	101
Premium resources (2)	325	338
Net loss and LAE reserves (1)	222	75
Salvage reserves on paid claims (1)	114	151
Gross loss and LAE reserves	336	226
Total claims-paying resources	$1,630	$1,681
________________
(1) - Calculated using a discount rate of 4.67% as of June 30, 2024 and December 31, 2023, respectively.
(2) - Includes financial guarantee and insured derivative related premiums.

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $85 million as of June 30, 2024 compared with $152 million as of December 31, 2023. As of June 30, 2024, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the six months ended June 30, 2024, MBIA Insurance Corporation had a statutory net loss of $70 million. Refer to the “MBIA Insurance Corporation — Claims - Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of June 30, 2024, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of June 30, 2024, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of July 15, 2024, the most recent scheduled interest payment date, there was $1.5 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of June 30, 2024, MBIA Insurance Corporation had “free and divisible surplus” of $62 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of June 30, 2024 and December 31, 2023 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2024	2023
Policyholders’ surplus	$80	$147
Contingency reserves	5	5
Statutory capital	85	152
Unearned premiums	25	30
Present value of installment premiums (1)	22	26
Premium resources (2)	47	56
Net loss and LAE reserves (1)	53	27
Salvage reserves on paid claims (1) (3)	170	269
Gross loss and LAE reserves	223	296
Total claims-paying resources	$355	$504
________________
(1) - Calculated using a discount rate of 5.48% as of June 30, 2024 and December 31, 2023.
(2) - Includes financial guarantee and insured derivative related premiums.

(3) - This amount primarily consists of expected recoveries related to the payment of claims on insured CDOs and RMBS. In addition, the December 31, 2023 amount includes salvage related to a permitted practice granted by NYSDFS.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and the potential impact on the Company's consolidated financial statements.

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

As of June 30, 2024, National had $792 million of insured debt service outstanding related to PREPA. On January 1, 2024 and July 1, 2024, PREPA defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $16 million and $122 million, respectively.

On January 29, 2024, the First Circuit Court of Appeals heard argument on the appeal of Judge Swain's ruling on the scope of the bondholder liens and the allowed amount of the under-secured portion of the bondholders' unsecured claim. On June 12, 2024, the First Circuit reversed Judge Swain's prior rulings on bondholder liens and claim amounts. Following a status conference held on July 10, 2024, the Court imposed a 60-day stay of all litigation and other filings related to the amended Plan, and ordered the parties into mediation. The Oversight Board unilaterally altered the consideration provided in the amended RSA and, as a result, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective.

Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The table below presents purchases or repurchases made by the Company or National in each month during the second quarter of 2024:

			Total Number	Maximum Amount That
	Total	Average	of Shares	May Be
	Number	Price	Purchased as	Purchased
Month	of Shares Purchased (1)	Paid Per Share	Part of Publicly Announced Plan	Under the Plan (in millions) (2)
April	143	$6.29	0	$71
May	331,374	6.78	0	71
June	504	5.60	0	71
	332,021	$6.78	0
(1)
Includes 331,325 in May that were withheld from participants for income tax purposes whose shares of restricted stock vested during the period. Such restricted stock was originally issued to participants under the Company’s long-term incentive plan. 143 shares in April, 49 shares in May, and 504 shares in June were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.
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

MBIA Inc. (Registrant)

Date: August 6, 2024	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)