Form 10-Q
period 2024-09-30
MBIA INC
filed 2024-11-07
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 31, 2024, 51,030,108 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $1,107 and $1,175)	$997	$1,043
Investments carried at fair value	223	337
Short-term investments, at fair value (amortized cost $468 and $548)	468	548
Other investments at amortized cost	1	3
Total investments	1,689	1,931
Cash and cash equivalents	72	104
Premiums receivable (net of allowance for credit losses of $- and $- )	138	146
Deferred acquisition costs	28	31
Insurance loss recoverable	202	183
Assets held for sale	12	73
Other assets	57	76
Assets of consolidated variable interest entities:
Cash	2	3
Investments carried at fair value	-	22
Loans receivable at fair value	30	35
Other assets	-	2
Total assets	$2,230	$2,606
Liabilities and Equity
Liabilities:
Unearned premium revenue	$208	$232
Loss and loss adjustment expense reserves	524	473
Long-term debt	2,705	2,585
Medium-term notes (includes financial instruments carried at fair value of $36 and $40)	440	497
Investment agreements	202	221
Liabilities held for sale	7	64
Other liabilities	86	86
Liabilities of consolidated variable interest entities:
Variable interest entity debt (includes financial instruments carried at fair value of $32 and $78)	38	81
Derivative liabilities	8	14
Total liabilities	4,218	4,253
Commitments and contingencies (Refer to Note 12: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,483	2,515
Retained earnings (deficit)	(1,540)	(1,144)
Accumulated other comprehensive income (loss), net of tax of $7 and $7	(88)	(139)
Treasury stock, at cost--232,156,715 and 232,323,184 shares	(3,139)	(3,172)
Total shareholders' equity of MBIA Inc.	(2,001)	(1,657)
Preferred stock of subsidiary and noncontrolling interest held for sale	13	10
Total equity	(1,988)	(1,647)
Total liabilities and equity	$2,230	$2,606

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues
Premiums earned:
Scheduled premiums earned	$8	$9	$24	$27
Refunding premiums earned	1	1	2	1
Premiums earned (net of ceded premiums of $-, $-, $-, and $-)	9	10	26	28
Net investment income	20	26	65	89
Net realized investment gains (losses)	-	(13)	(3)	(23)
Net gains (losses) on financial instruments at fair value and foreign exchange	(5)	21	(56)	20
Fees and reimbursements	2	-	3	-
Other net realized gains (losses)	2	(6)	7	(4)
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(23)	(23)	(47)
Other net realized gains (losses)	-	(7)	(14)	(25)
Total revenues	29	8	5	38
Expenses
Losses and loss adjustment	11	123	171	158
Amortization of deferred acquisition costs	1	1	3	3
Operating	14	15	54	57
Interest	53	53	158	157
Expenses of consolidated variable interest entities:
Operating	1	1	9	9
Interest	-	-	1	-
Total expenses	80	193	396	384
Income (loss) from continuing operations before income taxes	(51)	(185)	(391)	(346)
Provision (benefit) for income taxes	-	-	-	-
Income (loss) from continuing operations	(51)	(185)	(391)	(346)
Income (loss) from discontinued operations, net of income taxes	(1)	(1)	(2)	(2)
Net income (loss)	(52)	(186)	(393)	(348)
Less: Net income from discontinued operations attributable to noncontrolling interest	4	(1)	3	5
Net income (loss) attributable to MBIA Inc.	$(56)	$(185)	$(396)	$(353)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted
Continuing operations	$(1.08)	$(3.93)	$(8.26)	$(7.10)
Discontinued operations	(0.10)	(0.01)	(0.11)	(0.15)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted	$(1.18)	$(3.94)	$(8.37)	$(7.25)
Weighted average number of common shares outstanding
Basic	47,671,114	47,009,765	47,332,337	48,654,638
Diluted	47,671,114	47,009,765	47,332,337	48,654,638

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss) attributable to MBIA Inc.	$(56)	$(185)	$(396)	$(353)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	44	(65)	18	(37)
Reclassification adjustments for (gains) losses included in net income (loss)	-	3	2	16
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	5	1	3	(4)
Reclassification adjustments for (gains) losses included in net income (loss)	-	11	28	45
Total other comprehensive income (loss)	49	(50)	51	20
Comprehensive income (loss) attributable to MBIA Inc.	$(7)	$(235)	$(345)	$(333)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Common shares
Balance at beginning and end of period	283,186,115	283,186,115	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of period	$283	$283	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,483	$2,915	$2,515	$2,925
Share-based compensation	-	4	(32)	(6)
Balance at end of period	$2,483	$2,919	$2,483	$2,919
Retained earnings (deficit)
Balance at beginning of period	$(1,484)	$(821)	$(1,144)	$(653)
Net income (loss) attributable to MBIA Inc.	(56)	(185)	(396)	(353)
Balance at end of period	$(1,540)	$(1,006)	$(1,540)	$(1,006)
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(137)	$(213)	$(139)	$(283)
Other comprehensive income (loss)	49	(50)	51	20
Balance at end of period	$(88)	$(263)	$(88)	$(263)
Treasury shares
Balance at beginning of period	(232,158,415)	(231,143,200)	(232,323,184)	(228,333,444)
Treasury shares acquired under share repurchase program	-	(672,066)	-	(3,568,886)
Other	1,700	(231,609)	166,469	(144,545)
Balance at end of period	(232,156,715)	(232,046,875)	(232,156,715)	(232,046,875)
Treasury stock amount
Balance at beginning of period	$(3,139)	$(3,165)	$(3,172)	$(3,154)
Treasury shares acquired under share repurchase program	-	(6)	-	(29)
Other	-	(1)	33	11
Balance at end of period	$(3,139)	$(3,172)	$(3,139)	$(3,172)
Total shareholders' equity of MBIA Inc.
Balance at beginning of period	$(1,994)	$(1,001)	$(1,657)	$(882)
Period change	(7)	(238)	(344)	(357)
Balance at end of period	$(2,001)	$(1,239)	$(2,001)	$(1,239)
Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary and noncontrolling interest held for sale
Balance at beginning of period	$9	12	$10	6
Period change	4	(1)	3	5
Balance at end of period	$13	$11	$13	$11
Total equity	$(1,988)	$(1,228)	$(1,988)	$(1,228)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Premiums, fees and reimbursements received	$11	$12
Investment income received	44	77
Financial guarantee losses and loss adjustment expenses paid	(151)	(210)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	10	11
Operating expenses paid and other operating	(42)	(55)
Other proceeds from consolidated variable interest entities	2	28
Interest paid, net of interest converted to principal	(46)	(49)
Cash (used) provided by discontinued operations	(7)	(7)
Net cash provided (used) by operating activities	(179)	(193)
Cash flows from investing activities:
Purchases of available-for-sale investments	(159)	(352)
Sales of available-for-sale investments	100	380
Paydowns, maturities and other proceeds of available-for-sale investments	141	187
Purchases of investments at fair value	(92)	(61)
Sales, paydowns, maturities and other proceeds of investments at fair value	173	251
Sales, paydowns and maturities (purchases) of short-term investments, net	96	(86)
Paydowns and maturities of loans receivable	5	7
Deconsolidation of variable interest entities	-	(2)
(Payments) proceeds for derivative settlements	(1)	(8)
Proceeds (payments) from discontinued operations	19	(9)
Net cash provided (used) by investing activities	282	307
Cash flows from financing activities:
Proceeds from investment agreements	-	6
Principal paydowns of investment agreements	(5)	(4)
Principal paydowns of medium-term notes	(62)	(10)
Proceeds from variable interest entity debt	2	62
Principal paydowns/redemptions of variable interest entity debt	(58)	(141)
Principal paydowns of long-term debt	(1)	-
Purchases of treasury stock	(4)	(35)
Cash provided (used) by discontinued operations	(9)	5
Net cash provided (used) by financing activities	(137)	(117)
Net increase (decrease) in cash and cash equivalents	(34)	(3)
Cash and cash equivalents - beginning of year	108	78
Cash and cash equivalents - end of year	$74	$75
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(393)	$(348)
Income (loss) from discontinued operations, net of income taxes	(2)	(2)
Income (loss) from continuing operations	(391)	(346)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Change in:
Unearned premium revenue	(24)	(26)
Loss and loss adjustment expense reserves	51	1
Insurance loss recoverable	(19)	(40)
Accrued interest payable	118	121
Other assets and liabilities	4	(11)
Net realized investment gains (losses)	3	23
Net (gains) losses on financial instruments at fair value and foreign exchange	79	27
Other net realized (gains) losses	7	29
Other operating	(7)	29
Total adjustments to income (loss) from continuing operations	212	153
Net cash provided (used) by operating activities	$(179)	$(193)
Supplementary Disclosure of Consolidated Cash Flow Information:
Non-cash investing activities:
Loans receivable disposed of a variable interest entity	$-	$28
Other investments, received from sale of net assets held for sale	-	3
Non-cash financing activities:
Variable interest entity notes disposed of upon deconsolidation	-	22

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

Business Developments

PREPA

On January 1, 2024, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $16 million. In addition, on July 1, 2024, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $122 million. As of September 30, 2024, National had $670 million of insured debt service outstanding related to PREPA.

On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA.

A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings on bondholder liens and claim amounts (the "Appeal Decision"), following which the Oversight Board informed the Court that it intended to file an amendment to the Plan it believed would account for the changes required by the First Circuit opinion. On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee filed an en banc appeal. Both are currently pending. Following a status conference held on July 10, 2024, the Court imposed a 60-day stay of all litigation and other filings related to the amended Plan, which stay was subsequently extended until January 31, 2025, and ordered the parties into mediation. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan, National’s PREPA loss reserves and recoveries could be materially adversely affected. Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information of the Company’s PREPA reserves and recoveries.

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

Discontinued Operations

For those Zohar-related portfolio companies in which the Company acquired an interest and which have met the criteria for held for sale classification in accordance with ASC 360, the Company classified these entities as held for disposition. Accordingly, the Company classified the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale. Furthermore, as these entities met the one-year probable sale criteria on the acquisition date, and the remaining held for sale criteria within a short period following the acquisition date, these entities were classified as discontinued operations in accordance with ASC 205. As of September 30, 2024 and December 31, 2023, the assets and liabilities of these entities are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. During 2024, certain net assets of one of the Company's Zohar-related portfolio companies that was classified as held for sale was disposed. Any remaining assets and liabilities are being wound-down and were classified as held for use. The consideration received as part of this disposition was approximate to the carrying value of the assets and liabilities sold. For the net assets of the Company's Zohar-related portfolio companies that are classified as held for sale beyond one year, the Company continues to actively market its net assets held for sale and has identified interested parties, including having attained various stages of a sales or liquidation process. In addition, the Company has continued to (i) take necessary actions to respond to changes in circumstances, including recording a loss on disposal group; (ii) actively market the net assets at prices that are deemed reasonable; and (iii) meet the criteria for held for sale classification.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

The following table summarizes the components of assets and liabilities held for sale:

	As of
In millions	September 30, 2024	December 31, 2023
Assets held for sale
Cash	$-	$1
Accounts receivable	2	17
Goodwill	11	90
Other assets	3	9
Loss on disposal group	(4)	(44)
Total assets held for sale	$12	$73
Liabilities held for sale
Accounts payable	$1	$7
Debt	1	39
Accrued expenses and other	5	18
Total liabilities held for sale	$7	$64

The results of operations from discontinued operations for the three and nine months ended September 30, 2024 and 2023 consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Revenues:
Revenues	$11	$29	$57	$92
Cost of sales	5	15	27	46
Total revenues from discontinued operations	6	14	30	46
Expenses:
Operating	6	16	30	53
Interest	1	1	3	3
Increase (decrease) on loss on disposal group	-	(2)	(1)	(8)
Total expenses from discontinued operations	7	15	32	48
Income (loss) before income taxes from discontinued operations	(1)	(1)	(2)	(2)
Provision (benefit) for income taxes from discontinued operations	-	-	-	-
Income (loss) from discontinued operations, net of income taxes	$(1)	$(1)	$(2)	$(2)

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

The results of operations for the three and nine months ended September 30, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

The Company has not adopted any new accounting pronouncements that had a material impact on its consolidated financial statements.

Recent Accounting Developments

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)

In November of 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, “Improvements to Reportable Segment Disclosures” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon the effective date, the amendments should be applied retrospectively to all periods presented. The Company plans to adopt the amendments of ASU 2023-07 for fiscal year ending December 31, 2024 and is currently evaluating the potential impact of adopting ASU 2023-07.

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

Consolidated VIEs

The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIE are present according to the design and characteristics of these entities. During the first and third quarters of 2024, the Company had no additional consolidations or deconsolidations of VIEs. During the second quarter of 2024, the Company did not consolidate any additional VIEs and deconsolidated one VIE due to the prepayment of outstanding notes and recorded losses of $14 million, of which $9 million was due to credit losses in accumulated other comprehensive income ("AOCI") that were released to earnings. During the third, second and first quarters of 2023, the Company deconsolidated one structured finance VIE each quarter due to the commutation of the credit enhancement on or prepayments of the outstanding notes of the VIEs that the Company insured and recorded losses of $7 million, $7 million and $15 million, respectively. For the three and nine months ended September 30, 2023, no additional VIEs were consolidated. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of September 30, 2024 and December 31, 2023. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	September 30, 2024
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$802	$20	$5	$23	$3	$242
Consumer asset-backed	93	-	-	-	-	3
Corporate asset-backed	369	-	2	8	2	-
Total global structured finance	1,264	20	7	31	5	245
Global public finance	207	-	3	-	3	-
Total insurance	$1,471	$20	$10	$31	$8	$245

	December 31, 2023
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$853	$19	$5	$23	$3	$239
Consumer asset-backed	121	-	-	1	-	3
Corporate asset-backed	402	-	2	7	3	-
Total global structured finance	1,376	19	7	31	6	242
Global public finance	218	-	4	-	4	-
Total insurance	$1,594	$19	$11	$31	$10	$242

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company calculated RMBS case basis reserves as of September 30, 2024 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the secured overnight financing rate, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and loss adjustment expense ("LAE") reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023 are presented in the following table:

	As of September 30, 2024		As of December 31, 2023
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$171	$280	$152	$230
International and Structured Finance Insurance:
Before VIE eliminations	34	255	32	335
VIE eliminations	(3)	(11)	(1)	(92)
Total international and structured finance insurance	31	244	31	243
Total	$202	$524	$183	$473

(1) - Amounts are net of estimated recoveries of expected future claims.

Changes in Loss and LAE Reserves

Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following table presents changes in the Company’s loss and LAE reserves for the nine months ended September 30, 2024. Changes in loss and LAE reserves, with the exception of loss and LAE payments, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the weighted average risk-free rates used to discount the Company’s loss reserves (claim liability) were 3.69% and 3.97%, respectively. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of September 30, 2024 and December 31, 2023, the Company’s gross loss and LAE reserves included $14 million and $8 million, respectively related to LAE.

In millions	Changes in Loss and LAE Reserves for the Nine Months Ended September 30, 2024
Gross Loss						Gross Loss
and LAE		Accretion			Changes in	and LAE
Reserves as of	Loss	of Claim	Changes in		Unearned	Reserves as of
December 31,	and LAE	Liability	Discount	Changes in	Premium	September 30,
2023	Payments	Discount	Rates	Assumptions (1)	Revenue	2024
$473	$(151)	$14	$1	$189	$(2)	$524

(1) - Includes changes in amount and timing of estimated payments and recoveries.

The increase in the Company’s loss and LAE reserves was primarily due to assumption changes for National's PREPA reserves, partially offset by the January and July of 2024 claim payments on PREPA. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on PREPA. In addition, National established reserves on a U.S. Public Finance lease-backed transaction.

Changes in Insurance Loss Recoverable

Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the nine months ended September 30, 2024. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Nine Months Ended September 30, 2024
	Gross					Gross
	Recoverable					Recoverable
	as of		Accretion	Changes in		as of
	December 31,	Collections	of	Discount	Changes in	September 30,
In millions	2023	for Cases	Recoveries	Rates	Assumptions	2024
Insurance loss recoverable	$183	$(4)	$6	$(1)	$18	$202

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

The increase in the Company’s insurance loss recoverable was primarily due to reclassifying expected PREPA recoveries from loss and LAE reserves on paid claims related to the January and July of 2024 claim payments. This increase was partially offset by assumption changes for PREPA reserves.

Loss and LAE Activity

For the three months ended September 30, 2024, the incurred loss primarily related to a decline in risk-free rates which caused future liabilities, net of recoveries to increase and accretion on the Company's insured RMBS transactions. This was partially offset by a decline in the secured overnight financing rate, which decreased floating rate liabilities. For the nine months ended September 30, 2024, the incurred loss primarily related to assumption changes for National's PREPA reserves. In addition, for the nine months ended September 30, 2024, the incurred loss related to reserves on a U.S. public finance lease-backed transaction and accretion on insured RMBS reserves.

For the three and nine months ended September 30, 2023, the incurred loss primarily related to updating PREPA scenarios to reflect the Amended PSA, which resulted in lower net expected recoveries. Changes in scenario assumptions also included extending the effective date of a settlement until 2024. This incurred loss was partially offset by an increase in risk-free rates, which caused future reserves, net of recoveries, to decline, primarily on the Company's first-lien RMBS portfolio. In addition, for the nine months ended September 30, 2023, the incurred loss included the termination of a first-lien RMBS insured transaction.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended September 30, 2024 and 2023, gross LAE related to remediating insured obligations was $0.4 million and $2 million, respectively. For the nine months ended September 30, 2024 and 2023, gross LAE related to remediating insured obligations was $11 million and $7 million, respectively.

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of September 30, 2024:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	29	-	-	91	120
Number of issues (1)	10	-	-	77	87
Remaining weighted average contract period (in years)	5.5	-	-	6.5	6.2
Gross insured contractual payments outstanding: (2)
Principal	$786	$-	$-	$1,529	$2,315
Interest	1,382	-	-	580	1,962
Total	$2,168	$-	$-	$2,109	$4,277
Gross Claim Liability (3)	$-	$-	$-	$893	$893
Less:
Gross Potential Recoveries (4)	-	-	-	479	479
Discount, net (5)	-	-	-	96	96
Net claim liability (recoverable)	$-	$-	$-	$318	$318
Unearned premium revenue	$4	$-	$-	$10	$14
Reinsurance recoverable on paid and unpaid losses (6)					$16

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Substantially all of these investments are valued based on recently executed transaction prices or quoted market prices by independent third parties, including pricing services and brokers. When quoted market prices are not available, fair value is generally determined using quoted prices of similar investments or a valuation model based on observable and unobservable inputs. Inputs vary depending on the type of investment. Observable inputs include contractual cash flows, interest rate yield curves, credit default swap (“CDS”) spreads, prepayment and volatility scores, diversity scores, cross-currency basis index spreads, and credit spreads for structures similar to the financial instrument in terms of issuer, maturity and seniority. Unobservable inputs include cash flow projections, the value of any credit enhancement and currently for certain equity investments, a discount rate, EBITDA multiple, and EBITDA royalty share.

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

Other Assets

As of December 31, 2023, other assets included receivables representing the right to receive reimbursement payments on claim payments expected to be made on certain insured VIE liabilities due to risk mitigating transactions with third parties executed to effectively defease, or, in-substance commute the Company’s exposure on its financial guarantee policies. The right to receive reimbursement payments was based on the value of the Company’s financial guarantee determined using a cash flow model. The fair value of the financial guarantee primarily contained unobservable inputs and is categorized in Level 3 of the fair value hierarchy.

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

Derivatives

A VIE consolidated by the Company entered into a derivative instrument consisting of a cross currency swap that as of September 30, 2024 and December 31, 2023 had outstanding notional amounts of $37 million and $39 million, respectively. The cross currency swap was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair value of the VIE derivative was determined based on the valuation provided by an independent third-party, which is included in “Liabilities of consolidated variable interest entities – Derivative liabilities” on the Company’s consolidated balance sheets. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value as of			Range
	September 30,			(Weighted
In millions	2024	Valuation Techniques	Unobservable Input	Average)
Assets:
Equity Investments	$45	Discounted cash flow	Discount rate (1)
			EBITDA multiple (1)
		Type certificate	Discount rate (1)
			EBITDA royalty share (1)
Loans carried at fair value	13	Discounted cash flow	Discount rate (1)
Assets of consolidated VIEs:
Loans receivable at fair value	30	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	26% - 26% (26%) (2)

(1) - Ranges for discount rate, EBITDA multiple and EBITDA royalty share are not meaningful.

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

Sensitivity of Significant Unobservable Inputs

The significant unobservable inputs used in the fair value measurement of the Company’s equity investments at fair value are the discount rate, EBITDA multiple and EBITDA royalty share. The fair value of equity investments is determined as the mid-point of a range of valuation scenarios. If there had been lower or higher EBITDA multiple or EBITDA royalty share, the value of equity investments would have been lower or higher, respectively. If there had been a lower or higher discount rate, the value of equity investments would have been higher or lower, respectively. Prior to the second quarter of 2024, the significant unobservable inputs used in the fair value measurement of the Company’s equity investments at fair value were the EBITDA multiples, discount rate, hard asset values and type certificate values. The fair value of equity investments was determined by taking a weighted average of valuation scenarios. If there had been lower or higher EBITDA multiples, hard asset values or type certificate values, the value of equity investments would have been lower or higher, respectively. If there had been a lower or higher discount rate, the value of equity investments would have been higher or lower, respectively.

The significant unobservable input used in the fair value measurement of the loans carried at fair value is the discount rate. The loans carried at fair value is determined by discounting cash flows. The discount rate includes the credit spread which primarily reflects the credit quality of the obligor. If there had been a lower or higher discount rate, the value of loans carried at fair value would have been higher or lower, respectively.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable		Balance as of
	Assets	Inputs	Inputs		September 30,
In millions	(Level 1)	(Level 2)	(Level 3)		2024
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$536	$-	$-		$536
State and municipal bonds	-	107	-		107
Foreign governments	-	17	-		17
Corporate obligations	-	459	14	(1)	473
Mortgage-backed securities:
Residential mortgage-backed agency	-	121	-		121
Residential mortgage-backed non-agency	-	37	-		37
Commercial mortgage-backed	-	11	-		11
Asset-backed securities:
Collateralized debt obligations	-	106	-		106
Other asset-backed	-	55	-		55
Total fixed-maturity investments	536	913	14		1,463
Money market securities	119	-	-		119
Equity investments	44	7	45		106	(2)
Cash and cash equivalents	72	-	-		72
Assets of consolidated VIEs:
Cash	2	-	-		2
Loans receivable at fair value:
Residential loans receivable	-	-	30		30
Total assets	$773	$920	$89		$1,792
Liabilities:
Medium-term notes	$-	$-	$36		$36
Other liabilities:
Insured credit derivatives	-	1	-		1
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	32		32
Currency derivatives	-	-	8		8
Total liabilities	$-	$1	$76		$77

(1) - Includes loans carried at fair value of $13 million.

(2) - Includes $10 million of an exchange-traded bond fund that seeks to track the investment results of an index composed of U.S. dollar-denominated, high yield corporate bonds. The fund is measured at fair value by applying the net asset value per share practical expedient, and is not required to be classified in the fair value hierarchy.

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

Level 3 assets at fair value as of September 30, 2024 and December 31, 2023 represented approximately 5% and 7%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of September 30, 2024 and December 31, 2023 represented approximately 99% of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of September 30, 2024 and December 31, 2023. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	September 30,	September 30,
In millions	(Level 1)	(Level 2)	(Level 3)	2024	2024
Assets:
Other investments	$-	$-	$1	$1	$1
Total assets	$-	$-	$1	$1	$1
Liabilities:
Long-term debt	$-	$324	$-	$324	$2,705
Medium-term notes	-	-	215	215	403	(1)
Investment agreements	-	-	221	221	202
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	6	6	6
Total liabilities	$-	$324	$442	$766	$3,316
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$761	$761	$530
Ceded recoverable (liability)	-	-	19	19	17

(1) - The carry value includes the complex interest calculations embedded derivatives in certain MTNs that are reported together with the host contract. As of September 30, 2024, the Company had no embedded derivative assets and had embedded derivative liabilities of $2 million.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the three months ended September 30, 2024 and 2023:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2024

												Change in	Change in
												Unrealized	Unrealized
												Gains	Gains
												(Losses) for	(Losses) for
												the Period	the Period
												Included in	Included in
		Total										Earnings	OCI
		Gains /	Unrealized									for Assets	for Assets
		(Losses)	Gains /									still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers			as of	as of
	Beginning	in	Included					into	out of	Ending		September 30,	September 30,
In millions	of Period	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance		2024	2024(1)
Assets:
Corporate obligations	$10	$-	$-	$4	$-	$-	$-	$-	$-	$14	(3)	$1	$-
Equity investments	45	-	-	-	-	-	-	-	-	45		-	-
Assets of consolidated VIEs:
Loans receivable - residential	31	-	-	-	-	(1)	-	-	-	30		-	-
Total assets	$86	$-	$-	$4	$-	$(1)	$-	$-	$-	$89		$1	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses								still held	still held
	Balance,	Included	Included					Transfers	Transfers		as of	as of
	Beginning	in	in					into	out of	Ending	September 30,	September 30,
In millions	of Period	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2024	2024(2)
Liabilities:
Medium-term notes	$36	$6	$(6)	$-	$-	$-	$-	$-	$-	$36	$6	$(6)
Liabilities of consolidated VIEs:
VIE notes	31	1	-	-	-	-	-	-	-	32	1	-
Currency derivatives	9	(1)	-	-	-	-	-	-	-	8	(1)	-
Total liabilities	$76	$6	$(6)	$-	$-	$-	$-	$-	$-	$76	$6	$(6)

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

(3) - Includes loans carried at fair value of $13 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended September 30, 2023

											Change in	Change in
											Unrealized	Unrealized
											Gains	Gains
											(Losses) for	(Losses) for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		Gains /	Unrealized								Assets	Assets
		(Losses)	Gains /								still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	September 30,	September 30,
In millions	of Period	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(1)
Assets:
Corporate obligations	$1	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$-
Equity investments	115	-	-	-	-	-	-	-	-	115	-	-
Assets of consolidated VIEs:
Loans receivable- residential	70	(7)	-	-	-	(2)	(29)	-	-	32	(8)	-
Other	2	-	-	-	-	-	-	-	-	2	-	-
Total assets	$188	$(7)	$-	$-	$-	$(2)	$(29)	$-	$-	$150	$(8)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		(Gains) /	Unrealized								Liabilities	Liabilities
		Losses	(Gains) /								still held	still held
	Balance,	Included	Losses					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	September 30,	September 30,
In millions	of Period	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(2)
Liabilities:
Medium-term notes	$38	$(3)	$2	$-	$-	$-	$-	$-	$-	$37	$(3)	$2
Liabilities of consolidated VIEs:
VIE notes	183	15	(14)	-	-	(21)	(85)	-	-	78	2	-
Currency derivatives	12	(1)	-	-	-	-	-	-	-	11	(1)	-
Total liabilities	$233	$11	$(12)	$-	$-	$(21)	$(85)	$-	$-	$126	$(2)	$2

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

For the three months ended September 30, 2024 and 2023, there were no transfers into or out of Level 3.

For the three months ended September 30, 2023, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

The following tables present information about changes in Level 3 assets (including short-term investments) and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2024 and 2023:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Nine Months Ended September 30, 2024

												Change in	Change in
												Unrealized	Unrealized
												Gains	Gains
												(Losses) for	(Losses) for
												the Period	the Period
												Included in	Included in
		Total										Earnings for	OCI for
		Gains /	Unrealized									Assets	Assets
		(Losses)	Gains /									still held	still held
	Balance	Included	(Losses)					Transfers	Transfers			as of	as of
	Beginning	in	Included					into	out of	Ending		September 30,	September 30,
In millions	of Year	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance		2024	2024(1)
Assets:
Corporate obligations	$1	$(2)	$-	$15	$-	$-	$-	$-	$-	$14	(3)	$-	$-
Equity investments	108	(63)	-	-	-	-	-	-	-	45		(63)	-
Assets of consolidated VIEs:
Loans receivable - residential	35	(2)	-	-	-	(3)	-	-	-	30		(4)	-
Other	2	-	-	-	-	-	(2)	-	-	-		-	-
Total assets	$146	$(67)	$-	$15	$-	$(3)	$(2)	$-	$-	$89		$(67)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses								still held	still held
	Balance,	Included	Included in					Transfers	Transfers		as of	as of
	Beginning	in	Credit Risk					into	out of	Ending	September 30,	September 30,
In millions	of Year	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2024	2024(2)
Liabilities:
Medium-term notes	$40	$-	$(4)	$-	$-	$-	$-	$-	$-	$36	$-	$(4)
Liabilities of consolidated VIEs:
VIE notes	78	40	(27)	-	-	(39)	(20)	-	-	32	1	1
Currency derivatives	14	(6)	-	-	-	-	-	-	-	8	(6)	-
Total liabilities	$132	$34	$(31)	$-	$-	$(39)	$(20)	$-	$-	$76	$(5)	$(3)

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

(3) - Includes loans carried at fair value of $13 million.

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

For the nine months ended September 30, 2024, there were no transfers into or out of Level 3.

For the nine months ended September 30, 2024 and 2023, sales include the impact of the deconsolidation of VIE's. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

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

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three and nine months ended September 30, 2024 and 2023 are reported on the Company’s consolidated statements of operations as follows:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	September 30,	Included	September 30,
In millions	in Earnings	2024	in Earnings	2023
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$(6)	$(5)	$3	$3
Revenues of consolidated VIEs (1)	-	-	(21)	(9)
Total	$(6)	$(5)	$(18)	$(6)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	September 30,	Included	September 30,
In millions	in Earnings	2024	in Earnings	2023
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$(65)	$(63)	$2	$2
Revenues of consolidated VIEs (1)	(36)	1	(60)	(12)
Total	$(101)	$(62)	$(58)	$(10)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

Derivative Instruments

The following tables present the effects of derivative instruments on the Company's consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023:

In millions
Derivatives Not Designated		Three Months Ended September 30,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2024	2023
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(1)	$20
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	1	2
Total		$-	$22

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

In millions
Derivatives Not Designated		Nine Months Ended September 30,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2024	2023
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$(1)	$21
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	6	(4)
Total		$5	$17

Fair Value Option

The Company elected to record at fair value certain financial instruments, including certain equity investments and financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs.

The following table presents the gains and (losses) included in the Company's consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 for financial instruments for which the fair value option was elected:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Investments carried at fair value (1)	$2	$(2)	$(61)	$1
Fixed-maturity securities held at fair value-VIE (2)	-	-	(1)	(4)
Loans receivable at fair value:
Residential mortgage loans (2)	-	(7)	(2)	(10)
Other assets-VIE (2)	-	-	-	3
Medium-term notes (1)	(6)	3	-	2
Variable interest entity notes (2)	(1)	(15)	(40)	(48)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange" on the Company's consolidated statements of operations.

(2) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and/or "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of September 30, 2024 and December 31, 2023 for loans and notes for which the fair value option was elected:

	As of September 30, 2024			As of December 31, 2023
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$14	$14	$-	$18	$18	$-
Residential mortgage loans (90 days or more past due)	50	16	34	58	17	41
Total loans receivable and other instruments at fair value	$64	$30	$34	$76	$35	$41
Variable interest entity notes	$46	$32	$14	$328	$78	$250
Medium-term notes	$56	$36	$20	$55	$40	$15

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

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of September 30, 2024 and December 31, 2023, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were gains of $30 million and losses of $1 million, respectively, reported in AOCI on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three months ended September 30, 2023, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $11 million. During the nine months ended September 30, 2024 and 2023, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $28 million and $45 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments

Investments, excluding equity instruments, and those elected under the fair value option, primarily consist of debt instruments classified as AFS.

The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of September 30, 2024 and December 31, 2023:

	September 30, 2024
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$548	$-	$2	$(14)	$536
State and municipal bonds	110	-	3	(6)	107
Foreign governments	19	-	-	(2)	17
Corporate obligations	493	-	3	(82)	414
Mortgage-backed securities:
Residential mortgage-backed agency	133	-	-	(12)	121
Residential mortgage-backed non-agency	30	-	1	(4)	27
Commercial mortgage-backed	10	-	-	-	10
Asset-backed securities:
Collateralized debt obligations	76	-	1	-	77
Other asset-backed	37	-	-	(1)	36
Total AFS investments	$1,456	$-	$10	$(121)	$1,345

	December 31, 2023
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$721	$-	$1	$(18)	$704
State and municipal bonds	128	-	3	(8)	123
Foreign governments	19	-	1	(2)	18
Corporate obligations	505	-	2	(90)	417
Mortgage-backed securities:
Residential mortgage-backed agency	149	-	-	(14)	135
Residential mortgage-backed non-agency	31	-	1	(5)	27
Commercial mortgage-backed	13	-	-	-	13
Asset-backed securities:
Collateralized debt obligations	96	-	1	(1)	96
Other asset-backed	26	-	-	(2)	24
Total AFS investments	$1,688	$-	$9	$(140)	$1,557

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of September 30, 2024. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
	Net
	Amortized	Fair
In millions	Cost	Value
Due in one year or less	$382	$382
Due after one year through five years	149	148
Due after five years through ten years	204	185
Due after ten years	435	359
Mortgage-backed and asset-backed	286	271
Total fixed-maturity investments	$1,456	$1,345

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of September 30, 2024 and December 31, 2023 was $11 million. These deposits are required to comply with state insurance laws.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of September 30, 2024 and December 31, 2023, the fair value of securities pledged as collateral for these investment agreements were $211 million and $241 million, respectively. The Company’s collateral as of September 30, 2024 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.

Impaired Investments

The following tables present the non-credit related gross unrealized losses related to AFS investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$5	$-	$143	$(14)	$148	$(14)
State and municipal bonds	-	-	67	(6)	67	(6)
Foreign governments	6	-	5	(2)	11	(2)
Corporate obligations	3	-	325	(82)	328	(82)
Mortgage-backed securities:
Residential mortgage-backed agency	-	-	108	(12)	108	(12)
Residential mortgage-backed non-agency	-	-	22	(4)	22	(4)
Commercial mortgage-backed	4	-	-	-	4	-
Asset-backed securities:
Collateralized debt obligations	5	-	12	-	17	-
Other asset-backed	6	-	14	(1)	20	(1)
Total AFS investments	$29	$-	$696	$(121)	$725	$(121)

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

Gross unrealized losses on AFS investments decreased as of September 30, 2024 compared with December 31, 2023 primarily due to lower interest rates.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of September 30, 2024 and December 31, 2023 was 15 and 14 years, respectively. As of September 30, 2024 and December 31, 2023, there were 378 and 450 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 286 and 365 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of September 30, 2024:

	AFS Securities
Percentage of Fair Value	Number of	Book Value	Fair Value
Below Book Value	Securities	(in millions)	(in millions)
> 5% to 15%	145	$301	$268
> 15% to 25%	79	155	125
> 25% to 50%	60	176	122
> 50%	2	-	-
Total	286	$632	$515

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

As of September 30, 2024, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of September 30, 2024 that would require the sale of impaired securities. For the three and nine months ended September 30, 2023, impairment loss due to intent to sell securities in an unrealized loss position was $8 million and reported in "Other net realized gains (losses)" on the Company's consolidated statements of operations.

Credit Losses on Investments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. If the Company determines that the declines in the fair value are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the Company’s policy for its determination of credit losses. The Company did not purchase any credit-deteriorated assets or establish an allowance for credit losses for AFS securities for the three and nine months ended September 30, 2024 and 2023.

The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of September 30, 2024 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of September 30, 2024.

		Unrealized	Insurance Loss
In millions	Fair Value	Loss	Reserve (1)
Mortgage-backed	$16	$(3)	$19
Corporate obligations	84	(34)	-
Total	$100	$(37)	$19

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of Available-for-Sale Investments

Gross realized gains and losses from sales of AFS investments are recorded within “Net realized investment gains (losses)” on the Company’s consolidated statements of operations. The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Proceeds from sales	$45	$108	$100	$380
Gross realized gains	$1	$-	$2	$1
Gross realized losses	$(1)	$(13)	$(4)	$(24)

Equity and Trading Investments

Equity and trading investments when held are included within “Investments carried at fair value” on the Company’s consolidated balance sheets. Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the three and nine months ended September 30, 2024 and 2023 are as follows:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Net gains (losses) recognized during the period on equity and trading securities	$1	$(1)	$(57)	$2
Less:
Net gains (losses) recognized during the period on equity and trading securities sold during the period	-	(1)	1	(1)
Unrealized gains (losses) recognized during the period on equity and trading securities still held at the reporting date	$1	$-	$(58)	$3

Note 8: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2024	2023	2024	2023
Income (loss) from continuing operations before income taxes	$(51)	$(185)	$(391)	$(346)
Provision (benefit) for income taxes	$-	$-	$-	$-
Effective tax rate	0.0%	0.0%	0.0%	0.0%

For the nine months ended September 30, 2024 and 2023, the Company’s effective tax rate applied to its loss from continuing operations before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.

Deferred Tax Asset, Net of Valuation Allowance

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.3 billion and $1.2 billion as of September 30, 2024 and December 31, 2023, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.

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

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of September 30, 2024 and December 31, 2023, the Company had no material UTB.

Federal income tax returns through 2011 have been examined or surveyed. As of September 30, 2024, the Company’s NOL is approximately $4.4 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2026 through 2044. As of September 30, 2024, the Company has a foreign tax credit carryforward of $56 million, which will expire between tax years 2024 through 2033.

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

Corporate

The Company’s corporate segment consists of general corporate activities, including providing support services to MBIA Inc.’s subsidiaries as well as asset and capital management. Support services are provided by the Company’s service company, MBIA Services, and include, among others, management, legal, accounting, treasury, information technology, and insurance portfolio surveillance, on a fee-for-service basis. MBIA Services is compensated for services at cost and its net revenues and expenses are generally managed to break-even. Capital management includes activities related to servicing obligations issued by MBIA Inc. and its subsidiary, MBIA Global Funding, LLC (“GFL”). MBIA Inc. issued debt to finance the operations of the MBIA group. GFL raised funds through the issuance of MTNs with varying maturities, which were in turn guaranteed by MBIA Corp. GFL lent the proceeds of these MTN issuances to MBIA Inc. MBIA Inc. also provided customized investment agreements, guaranteed by MBIA Corp., for bond proceeds and other public funds for such purposes as construction, loan origination, escrow and debt service or other reserve fund requirements. The Company has ceased issuing new MTNs and investment agreements and the outstanding liability balances and corresponding asset balances have declined over time as liabilities matured, terminated or were called or repurchased. All of the debt within the corporate segment is managed collectively and is serviced by available liquidity.

International and Structured Finance Insurance

The Company’s international and structured finance insurance segment is principally conducted through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Corp. insures non-U.S. public finance and global structured finance obligations, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub- sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. MBIA Corp. also insures structured finance and asset-backed obligations repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, consumer loans and structured settlements. MBIA Corp. insures the investment contracts written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Insurance Corporation also insures debt obligations of GFL. MBIA Corp. has also written policies guaranteeing obligations under certain derivative contracts, including termination payments that may become due upon certain insolvency or payment defaults of the financial guarantor or the issuer. MBIA Corp. has not written any meaningful amount of business since 2008.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$20	$6	$6	$1		$33
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(7)	1	-		(5)
Revenues of consolidated VIEs	-	-	1	-		1
Inter-segment revenues (2)	6	12	3	(21)		-
Total revenues	27	11	11	(20)		29
Losses and loss adjustment	2	-	9	-		11
Amortization of deferred acquisition costs and operating	3	11	1	-		15
Interest	-	14	39	-		53
Expenses of consolidated VIEs	-	-	1	-		1
Inter-segment expenses (2)	8	7	5	(20)		-
Total expenses	13	32	55	(20)		80
Income (loss) from continuing operations before income taxes	$14	$(21)	$(44)	$-		$(51)
Identifiable assets per segment	$1,654	$646	$861	$(943)	(3)	$2,218
Assets held for sale	-	-	-	-		12
Total identifiable assets	$1,654	$646	$861	$(943)		$2,230

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Business Segments (continued)

The following tables provide the Company's segment results for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$55	$22	$21	$-		$98
Net gains (losses) on financial instruments at fair value and foreign exchange	2	5	(63)	-		(56)
Revenues of consolidated VIEs	-	-	(37)	-		(37)
Inter-segment revenues (2)	19	42	5	(66)		-
Total revenues	76	69	(74)	(66)		5
Losses and loss adjustment	165	-	6	-		171
Amortization of deferred acquisition costs and operating	6	45	6	-		57
Interest	-	40	118	-		158
Expenses of consolidated VIEs	-	-	10	-		10
Inter-segment expenses (2)	30	18	18	(66)		-
Total expenses	201	103	158	(66)		396
Income (loss) from continuing operations before income taxes	$(125)	$(34)	$(232)	$-		$(391)
Identifiable assets per segment	$1,654	$646	$861	$(943)	(3)	$2,218
Assets held for sale	-	-	-	-		12
Total identifiable assets	$1,654	$646	$861	$(943)		$2,230

(1) - Consists of net premiums earned, net investment income, net realized investment gains (losses) and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income and expenses.

(3) - Consists principally of intercompany reinsurance balances.

	Nine Months Ended September 30, 2023
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations	Consolidated
Revenues (1)	$56	$7	$28	$(1)	$90
Net gains (losses) on financial instruments at fair value and foreign exchange	1	25	(6)	-	20
Revenues of consolidated VIEs	-	-	(72)	-	(72)
Inter-segment revenues (2)	20	41	4	(65)	-
Total revenues	77	73	(46)	(66)	38
Losses and loss adjustment	169	-	(11)	-	158
Amortization of deferred acquisition costs and operating	4	47	8	1	60
Interest	-	41	116	-	157
Expenses of consolidated VIEs	-	-	9	-	9
Inter-segment expenses (2)	31	18	17	(66)	-
Total expenses	204	106	139	(65)	384
Income (loss) from continuing operations before income taxes	$(127)	$(33)	$(185)	$(1)	$(346)

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

The following table presents the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except per share amounts	2024	2023	2024	2023
Basic and diluted earnings per share:
Net income (loss) from continuing operations available to common shareholders	$(51)	$(185)	$(391)	$(346)
Income (loss) from discontinued operations, net of income taxes	(1)	(1)	(2)	(2)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	4	(1)	3	5
Net income (loss) from discontinued operations attributable to MBIA Inc.	(5)	-	(5)	(7)
Net income (loss) attributable to MBIA Inc.	$(56)	$(185)	$(396)	$(353)
Basic and diluted weighted average shares (1)	47.7	47.0	47.3	48.7
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted:
Continuing operations	$(1.08)	$(3.93)	$(8.26)	$(7.10)
Discontinued operations	(0.10)	(0.01)	(0.11)	(0.15)
Net income (loss) per share attributable to MBIA Inc. - basic and diluted	$(1.18)	$(3.94)	$(8.37)	$(7.25)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	3.4	4.3	3.4	4.3

(1) - Includes approximately 1 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three and nine months ended September 30, 2024 and 2023.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the nine months ended September 30, 2024:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Current Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2023	$(134)	$(4)	$(1)	$(139)
Other comprehensive income (loss) before reclassifications	18	-	3	21
Amounts reclassified from AOCI	2	-	28	30
Net period other comprehensive income (loss)	20	-	31	51
Balance, September 30, 2024	$(114)	$(4)	$30	$(88)

The following table presents the details of the reclassifications from AOCI for the three and nine months ended September 30, 2024 and 2023:

In millions	Amounts Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on the Consolidated Statements of Operations
Details about AOCI Components	2024	2023	2024	2023
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$-	$(3)	$(2)	$(16)	Net realized investment gains (losses)
Instrument-specific credit risk of liabilities:
Deconsolidation of VIEs	-	1	(9)	(20)	Other net realized gains (losses) - VIEs
Settlement of liabilities	-	(12)	(19)	(25)	Net gains (losses) on financial instruments at fair value and foreign exchange - VIEs
Total reclassifications for the period	$-	$(14)	$(30)	$(61)	Net income (loss)

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

In May of 2024, the Company notified its landlord of the Purchase, New York lease that it is exercising its right to terminate the lease in August of 2025 ("Termination Date"). In connection with this termination notice, the Company will pay a termination fee that includes the unamortized amount of incentives, free rent and other costs at the Termination Date. The Company accounted for this termination as a lease modification and remeasured its lease liability to the present value of the remaining lease payments and adjusted its right-of-use ("ROU") asset as of the modification date in accordance with ASC 842. This resulted in a decrease of the Company's ROU asset and lease liability of $7 million and did not have a material impact to lease expense recognized in the Company’s consolidated statements of operations. The following table provides updates to the amounts included on the Company’s consolidated balance sheet and other lease information as of September 30, 2024:

$ in millions	As of September 30, 2024	Balance Sheet Location
ROU asset	$2	Other assets
Lease liability	$7	Other liabilities
Weighted average remaining lease term (years)	0.9
Discount rate used for operating leases	10.5%
Total future minimum lease payments	$8

Other Commitment

MBIA Corp. and other non-affiliates agreed to provide a delayed draw term loan commitment to an entity which MBIA Corp. holds as an equity investment. MBIA Corp.'s maximum commitment to this loan is approximately $15 million which was fully drawn and outstanding as of September 30, 2024.

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

Economic Environment

U.S. economic activity indicators have continued to expand at a solid pace with slowing job gains and a low unemployment rate. Inflation remains elevated. With the Federal Open Market Committee (“FOMC”) seeking to achieve maximum employment and 2% inflation over the longer run, at the September of 2024 meeting, the FOMC lowered its federal funds rate target range by 50 basis points to 4.75% to 5.00%. Economic and financial market trends could impact the Company’s financial results. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. Higher interest rates could adversely affect the values of our Company’s investment portfolio, but increase investment portfolio yield and income, and decrease the present value of loss reserves.

2024 Business Developments

The following is a summary of 2024 business developments:

PREPA

•
On January 1, 2024, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $16 million. In addition, on July 1, 2024, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $122 million. As of September 30, 2024, National had $670 million of insured debt service outstanding related to PREPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (continued)

•
On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings on bondholder liens and claim amounts (the "Appeal Decision"), following which the Oversight Board informed the Court that it intended to file an amendment to the Plan it believed would account for the changes required by the First Circuit opinion. On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee ("UCC") filed an en banc appeal. Both are currently pending. Following a status conference held on July 10, 2024, the Court imposed a 60-day stay of all litigation and other filings related to the amended Plan, which stay was subsequently extended until January 31, 2025, and ordered the parties into mediation. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan, National’s PREPA loss reserves and recoveries could be materially adversely affected.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our PREPA exposure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except for per share, percentage and share amounts	2024	2023	2024	2023
Total revenues	$29	$8	$5	$38
Total expenses	80	193	396	384
Income (loss) from continuing operations before income taxes	(51)	(185)	(391)	(346)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss) from continuing operations	(51)	(185)	(391)	(346)
Income (loss) from discontinued operations, net of income taxes	(1)	(1)	(2)	(2)
Net income (loss)	(52)	(186)	(393)	(348)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	4	(1)	3	5
Net income (loss) attributable to MBIA Inc.	$(56)	$(185)	$(396)	$(353)
Net income (loss) per basic and diluted common share attributable to MBIA Inc.	$(1.18)	$(3.94)	$(8.37)	$(7.25)
Adjusted net income (loss) (1)	$-	$(138)	$(162)	$(161)
Adjusted net income (loss) per diluted share (1)	$-	$(2.92)	$(3.43)	$(3.31)
Weighted average basic and diluted common shares outstanding	47,671,114	47,009,765	47,332,337	48,654,638
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

Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023

Income (loss) from Continuing Operations Before Income Taxes

The increase in consolidated total revenues for the three months ended September 30, 2024 compared with the same period of 2023 was principally due to favorable changes in revenues from consolidated variable interest entities ("VIEs") and net realized investment losses. These favorable changes were partially offset by unfavorable changes from our interest rate swaps and by unfavorable changes from movements in foreign exchange rates. The three months ended September 30, 2023 included $30 million of consolidated VIE losses primarily from the reclassification of credit risk losses from AOCI to net income (loss) due to early redemptions of VIE liabilities and a loss from the deconsolidation of a VIE compared with a gain of $1 million for the same period of 2024. The three months ended September 30, 2023 also included $13 million of net realized investment losses from the sales of investments with no comparable losses in 2024. The three months ended September 30, 2023 included fair value net gains on our interest rate swaps of $20 million with no comparable amounts for the same period of 2024. This variance was primarily due to the termination of substantially all of the interest rates swaps in 2023. The three months ended September 30, 2024 included foreign currency losses of $4 million on euro-denominated liabilities compared with foreign currency gains of $4 million on these liabilities for the same period of 2023. This unfavorable change was due to the weakening of the U.S. dollar against the euro in 2024 compared with the U.S. dollar strengthening against the euro in 2023.

Consolidated total expenses for the three months ended September 30, 2024 included $11 million of losses and loss adjustment expense (“LAE”) compared with $123 million for the same period of 2023. This decrease in losses and LAE was primarily due to changes in PREPA net reserves. Refer to the following “Losses and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023

Income (loss) from Continuing Operations Before Income Taxes

The decrease in consolidated total revenues for the nine months ended September 30, 2024 compared with the same period of 2023 was principally due to unfavorable changes from fair valuing investments, net investment income and our interest rate swaps. These unfavorable changes were partially offset by favorable changes from revenues from consolidated VIEs and net realized investment losses from sales of investments. The nine months ended September 30, 2024 included $56 million of losses from fair valuing investments compared with $4 million of gains for the same period of 2023. Net investment income decreased $24 million for the nine months ended September 30, 2024 compared with the same period of 2023 primarily due to a lower average asset base as a result of the extraordinary cash dividend payment on MBIA Inc.'s stock in December of 2023. The nine months ended September 30, 2023 included fair value net gains on our interest rate swaps of $22 million with no comparable amounts for the same period of 2024. This variance was primarily due to the termination of substantially all of the interest rates swaps in 2023. The nine months ended September 30, 2024 and 2023 included $37 million and $72 million, respectively, of consolidated VIE losses primarily from the reclassification of credit risk losses from AOCI to net income (loss) due to early redemptions of VIE liabilities and losses from the deconsolidation of VIEs. In addition, the nine months ended September 30, 2024 and 2023 included $3 million and $23 million, respectively, of net realized investment losses from sales of investments

Consolidated total expenses for the nine months ended September 30, 2024 included $171 million of losses and LAE compared with $158 million for the same period of 2023, primarily related to PREPA. In addition, the nine months ended September 30, 2024 included an incurred loss from accretion compared with an incurred benefit from the impact of changes in risk-free interest rates on the present value of loss reserves for the same period of 2023 on our insured residential mortgage-backed securities ("RMBS") exposure. Refer to the following “Losses and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE.

Three and Nine Months Ended September 30, 2024 vs. Three and Nine Months Ended September 30, 2023

Provision for Income Taxes

For the three and nine months ended September 30, 2024 and 2023, our effective tax rate applied to our loss before income taxes was below the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which included our net operating loss (“NOL”).

As of September 30, 2024 and December 31, 2023, the Company’s valuation allowance against its net deferred tax asset was $1.3 billion and $1.2 billion, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 8: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

Income (loss) from discontinued operations, net of income taxes

Pursuant to a plan of liquidation that became effective in August of 2022, MBIA Corp.'s interest in the remaining collateral of the Zohar collateralized debt obligation (“CDO”) 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) (collectively, the "Zohar CDOs") was distributed to MBIA Corp. either directly or in the form of interests in certain asset recovery entities. The interests in the asset recovery entities include various loans to and equity interest in portfolio companies. The Company classifies certain of these portfolio companies as discontinued operations. Included in this amount are the results of operations for the three and nine months ended September 30, 2024 and 2023. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements for a further discussion of our discontinued operations.

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
•
Net realized investment gains (losses), impaired securities and extinguishments of debt – We remove realized gains (losses) on the sale of investments, net investment losses related to impairment of securities and net gains (losses) on extinguishment of debt since the timing of these transactions are subject to management’s assessment of market opportunities and conditions and capital liquidity positions.
•
Income taxes –We apply a zero effective tax rate for federal income tax purposes to our pre-tax adjustments, if applicable, consistent with our consolidated effective tax rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) attributable to MBIA Inc. to adjusted net income (loss) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions except share and per share amounts	2024	2023	2024	2023
Net income (loss) attributable to MBIA Inc.	$(56)	$(185)	$(396)	$(353)
Less: adjusted net income (loss) adjustments:
Income (loss) from discontinued operations, net of noncontrolling interest	(5)	-	(5)	(7)
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(45)	(55)	(231)	(185)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	(2)	20	3	25
Foreign exchange gains (losses) (1)	(4)	5	(1)	1
Net realized investment gains (losses)	-	(9)	(2)	(19)
Net investment losses related to impairments of securities (2)	-	(8)	-	(8)
Other net realized gains (losses)	-	-	2	1
Adjusted net income adjustment to the (provision) benefit for income tax	-	-	-	-
Adjusted net income (loss)	$-	$(138)	$(162)	$(161)
Adjusted net income (loss) per diluted common share (3)	$-	$(2.92)	$(3.43)	$(3.31)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Book Value Adjustments Per Share

In addition to GAAP book value per share, for internal purposes management also analyzes adjusted book value (“ABV”) per share, changes to which we view as an important indicator of financial performance. ABV is also used by management in certain components of management’s compensation. Since many of the Company’s investors and analysts continue to use ABV to evaluate MBIA’s share price and as the basis for their investment decisions, we present GAAP book value per share as well as the individual adjustments used by management to calculate its internal ABV metric.g

Management adjusts GAAP book value to remove the book value of MBIA Corp., its discontinued operations, and for certain items which the Company believes will reverse from GAAP book value through GAAP earnings and comprehensive income, as well as add in the impact of certain items which the Company believes will be realized in GAAP book value in future periods. The Company has limited such adjustments to those items that it deems to be important to fundamental value and performance and for which the likelihood and amount can be reasonably estimated. The following provides a description of management’s adjustments to GAAP book value:

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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of September 30,	As of December 31,
In millions except share and per share amounts	2024	2023
Total shareholders' equity of MBIA Inc.	$(2,001)	$(1,657)
Common shares outstanding	51,029,400	50,862,931
GAAP book value per share	$(39.19)	$(32.56)
Management's adjustments described above:
Remove negative book value per share of MBIA Corp.	(48.80)	(44.91)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(2.10)	(2.40)
Include net unearned premium revenue in excess of expected losses	2.54	2.91

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of September 30, 2024, National had total insured gross par outstanding of $25.9 billion.

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

The following table presents our U.S. public finance insurance segment results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2024	2023		2024	2023
Net premiums earned	$8	$7	14%	$22	$22	-%
Net investment income	16	23	-30%	51	71	-28%
Net realized investment gains (losses)	-	(2)	-100%	(2)	(11)	-82%
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(1)	n/m	2	1	100%
Fees and reimbursements	2	1	100%	3	2	50%
Other net realized gains (losses)	-	(8)	-100%	-	(8)	-100%
Total revenues	27	20	35%	76	77	-1%
Losses and loss adjustment	2	143	-99%	165	169	-2%
Amortization of deferred acquisition costs	2	2	-%	5	5	-%
Operating	9	9	-%	31	30	3%
Total expenses	13	154	-92%	201	204	-1%
Income (loss) from continuing operations before income taxes	$14	$(134)	-110%	$(125)	$(127)	-2%
_______________
n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. Included in net premiums earned for the three months ended September 30, 2024 and 2023, were scheduled premiums earned of $7 million and $6 million, respectively. Included in net premiums earned for the nine months ended September 30, 2024 and 2023, were scheduled premiums earned of $20 million and $21 million, respectively.

NET INVESTMENT INCOME The decrease in net investment income for the three and nine months ended September 30, 2024 compared with the same periods of 2023 were primarily due to a lower average invested asset base as a result of the dividend payments to National's ultimate parent, MBIA Inc., in 2023. This decrease was partially offset by higher yields on investments.

NET REALIZED INVESTMENT GAINS (LOSSES) The net realized investment losses for the nine months ended September 30, 2023 related to sales of securities from the ongoing management of our U.S. public finance investment portfolio, including to generate liquidity to pay claims.

OTHER NET REALIZED GAINS (LOSSES) The other net realized losses for the three and nine months ended September 30, 2023 related to impairments of certain investments that were in an unrealized loss position and which we intended to sell before their values recovered to their amortized cost basis.

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

For the three months ended September 30, 2024, losses and LAE activity was primarily due to accretion partially offset by a decline in risk-free rates, which caused future liabilities, net of recoveries to increase related to our PREPA exposure. For the nine months ended September 30, 2024, losses and LAE incurred primarily related to changes in PREPA reserves as a result of current developments in the PREPA remediation. Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our PREPA exposures. In addition, the nine months ended September 30, 2024 incurred loss included reserves on a U.S. public finance lease-backed transaction.

For three and nine months ended September 30, 2023, losses and LAE incurred related to updating PREPA scenarios to reflect the Amended PSA, which included extending the effective date of a settlement until 2024.

The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,	Percent
In millions	2024	2023	Change
Assets:
Insurance loss recoverable	$171	$152	13%
Reinsurance recoverable on paid and unpaid losses (1)	15	11	36%
Liabilities:
Loss and LAE reserves	280	230	22%
Insurance loss recoverable - ceded (2)	2	1	100%
Net reserve (salvage)	$96	$68	41%
(1) - Reported within "Other assets" on our consolidated balance sheets.
(2) - Reported within "Other liabilities" on our consolidated balance sheets.

The changes to insurance loss recoverable and loss and LAE reserves as of September 30, 2024 compared with December 31, 2023 were primarily due to changes related to PREPA as discussed above. In addition, the increase in loss and LAE reserves included reserves on a lease-backed transaction and was partially offset by the January and July of 2024 PREPA claim payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and nine months ended September 30, 2024 and 2023 are presented in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions	2024	2023	Change	2024	2023	Change
Gross expenses	$9	$9	-%	$31	$30	3%
Amortization of deferred acquisition costs	$2	$2	-%	$5	$5	-%
Operating	9	9	-%	31	30	3%
Total insurance operating expenses	$11	$11	-%	$36	$35	3%

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of September 30, 2024 and December 31, 2023. Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	September 30, 2024		December 31, 2023
Rating	Amount	%	Amount	%
AAA	$1,028	4.0%	$1,283	4.5%
AA	10,882	42.0%	11,919	42.0%
A	10,085	39.0%	10,539	37.1%
BBB	1,832	7.1%	2,394	8.5%
Below investment grade	2,058	7.9%	2,242	7.9%
Total	$25,885	100.0%	$28,377	100.0%

U.S. Public Finance Insurance Puerto Rico Exposures

On May 3, 2017, the Oversight Board certified and filed a petition under Title III of the Puerto Rico Oversight, Management, and Economic Stability Act for Puerto Rico with the District Court of Puerto Rico thereby commencing a bankruptcy-like case for the Puerto Rico Commonwealth GO ("GO"). Under separate petitions, the Oversight Board subsequently commenced Title III proceedings for the Puerto Rico Sales Tax Financing Corporation (“COFINA”), Puerto Rico Highway and Transportation Authority ("HTA"), PREPA and the Public Buildings Authority (“PBA”) on May 5, 2017, May 21, 2017, July 2, 2017 and September 27, 2019, respectively. On February 4, 2019, the District of Puerto Rico entered the order confirming the Third Amended Title III Plan of Adjustment for COFINA. The Title III cases for GO and PBA were confirmed on January 18, 2022, and became effective on March 15, 2022. The confirmation hearing for the HTA Title III case was completed on August 17, 2022, and the confirmation order was entered on October 12, 2022, which became effective on December 6, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $3.1 billion relating to GO, PBA, PREPA and HTA bonds through September 30, 2024, inclusive of the commutation payment and the additional payment in the amount of $66 million in 2019 related to COFINA and the GO and HTA acceleration and commutation payments of $277 million and $556 million, respectively, in 2022.

Status of Puerto Rico’s Fiscal Plans

On June 23, 2023, the Oversight Board filed a fiscal plan for PREPA for FY2023, which provided for approximately $2.4 billion of distributions to PREPA bondholders. The University of Puerto Rico (the "University") is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to November 30, 2024. National is not a party to the standstill agreement. As of September 30, 2024, National had $62 million of insured debt service outstanding related to the University.

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

On January 31, 2023, National entered into the PREPA RSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. The Plan and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, following the Appeal Decision, the Oversight Board informed the Court that it intended to file an amendment to the Plan it believed would account for the changes required by the First Circuit opinion. On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the UCC filed an en banc appeal. Both are currently pending. Following a status conference held on July 10, 2024, the Court imposed a 60-day stay of all litigation and other filings related to the amended Plan, which stay was subsequently extended until January 31, 2025, and ordered the parties into mediation. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended.

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

The following table presents our scheduled gross debt service due on our PREPA insured exposures as of September 30, 2024, for the three months ending December 31, 2024, for each of the subsequent four years ending December 31, and thereafter:

	Three Months
	Ending
	December 31,
In millions	2024	2025	2026	2027	2028	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$-	$105	$57	$20	$20	$468	$670

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

The following table summarizes the consolidated results of our corporate segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2024	2023		2024	2023
Net investment income	$7	$7	-%	$23	$17	35%
Net realized investment gains (losses)	-	(7)	-100%	-	(8)	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(7)	23	-130%	5	25	-80%
Fees	11	12	-8%	39	38	3%
Other net realized gains (losses)	-	-	-%	2	1	100%
Total revenues	11	35	-69%	69	73	-5%
Operating	13	12	8%	48	49	-2%
Interest	19	19	-%	55	57	-4%
Total expenses	32	31	3%	103	106	-3%
Income (loss) from continuing operations before income taxes	$(21)	$4	n/m	$(34)	$(33)	3%
____________________
n/m - Percent change not meaningful.

NET REALIZED INVESTMENT GAINS (LOSSES) The net realized investment losses for the three and nine months ended September 30, 2023 related to sales of securities that supported the terminated interest rate swaps.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange were primarily driven by changes in market values on interest rate swaps and changes in the revaluation of euro-denominated liabilities.

The three and nine months ended September 30, 2023 included fair value net gains of $20 million and $22 million, respectively, on interest rate swaps with no comparable material amounts for the same periods of 2024. The 2023 gains were due to an increase in interest rates on swaps that we received floating rates. Substantially all of the interest rates swaps were terminated in the second half of 2023. In addition, the three months ended September 30, 2024 included foreign currency losses of $4 million on euro-denominated liabilities compared with foreign currency gains of $5 million on these liabilities for the same period of 2023. This decrease was due to the U.S. dollar weakening against the euro in 2024 compared with the U.S. dollar strengthening against the euro in 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

MBIA Corp. insures sovereign-related and sub- sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. MBIA Corp. also insures structured finance and asset-backed obligations repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, consumer loans and structured settlements. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. As of September 30, 2024, MBIA Corp.’s total insured gross par outstanding was $2.5 billion. In addition, MBIA Corp. consolidates insured transactions as VIEs if it determines it is the primary beneficiary, and deconsolidates such VIEs when it is no longer the primary beneficiary.

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

The following table presents our international and structured finance insurance segment results for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2024	2023		2024	2023
Net premiums earned	$2	$3	-33%	$7	$8	-13%
Net investment income	3	3	-%	8	20	-60%
Net realized investment gains (losses)	-	(4)	-100%	(1)	(4)	-75%
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(1)	n/m	(63)	(6)	n/m
Fees and reimbursements	2	1	100%	7	5	40%
Other net realized gains (losses)	2	2	-%	5	3	67%
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(23)	-104%	(23)	(47)	-51%
Other net realized gains (losses)	-	(7)	-100%	(14)	(25)	-44%
Total revenues	11	(26)	-142%	(74)	(46)	61%
Losses and loss adjustment	9	(20)	-145%	6	(11)	n/m
Amortization of deferred acquisition costs	1	1	-%	5	5	-%
Operating	4	7	-43%	17	18	-6%
Interest	40	40	-%	120	118	2%
Expenses of consolidated VIEs:
Operating	1	1	-%	9	9	-%
Interest	-	-	-%	1	-	n/m
Total expenses	55	29	90%	158	139	14%
Income (loss) from continuing operations before income taxes	$(44)	$(55)	-20%	$(232)	$(185)	25%
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET INVESTMENT INCOME The decrease in net investment income for the nine months ended September 30, 2024 compared with the same period of 2023 was primarily due to the acceleration of accretion to par value upon the redemption of securities that were purchased at a discount in 2023.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses for the nine months ended September 30, 2024 was primarily due to fair value losses on investments for which the fair value option was elected. The net losses for the nine months ended September 30, 2023 was primarily driven by foreign exchange losses on the revaluation of non-U.S. dollar insurance balances.

REVENUES OF CONSOLIDATED VIEs The net losses of consolidated VIE revenues for the three and nine months ended September 30, 2024 and 2023 were primarily driven by recognizing credit risk losses from the early redemptions of VIE liabilities and losses from the deconsolidation of VIEs. For the three months ended September 30, 2023, the nine months ended September 30, 2024 and 2023, net losses of consolidated VIE revenues included the reclassification of $11 million, $28 million and $45 million, respectively, of credit risk losses from AOCI to net income (loss). In addition, the three and nine months ended September 30, 2023 included a loss of $7 million from the deconsolidation of a VIE.

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

For the three months ended September 30, 2024, losses incurred primarily related to a decline in risk-free rates which caused future liabilities, net of recoveries to increase and accretion of loss reserves on our insured RMBS transactions. This was partially offset by a decline in the secured overnight financing rate ("SOFR"), which decreased floating rate liabilities. For the nine months ended September 30, 2024, the incurred loss primarily related to accretion of our insured RMBS loss reserves.

For three and nine months ended September 30, 2023, the incurred benefit primarily related to an increase in risk-free rates used to discount loss reserves, which caused the present value of loss reserves, net of recoveries, to decline. In addition, for the nine months ended September 30, 2023, the incurred benefit was partially offset by the termination of a first-lien RMBS insured transaction for which claim payments were higher than previous reserves.

As a result of the consolidation of VIEs, losses and LAE excluded a losses and LAE benefit of $0.2 million and losses and LAE of $21 million for the three and nine months ended September 30, 2024, respectively, and excluded losses and LAE of $1 million and a losses and LAE benefit of $31 million for the three and nine months ended September 30, 2023, respectively, as VIE losses and LAE are eliminated in consolidation.

The following table presents information about our insurance loss recoverable and loss and LAE reserves as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,	Percent
In millions	2024	2023	Change
Assets:
Insurance loss recoverable	$31	$31	-%
Reinsurance recoverable on paid and unpaid losses (1)	-	2	-100%
Liabilities:
Loss and LAE reserves	244	243	-%
Net reserve (salvage)	$213	$210	1%
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and nine months ended September 30, 2024 and 2023 are presented in the following table:

	Three Months Ended September 30,		Percent Change	Nine Months Ended September 30,		Percent Change
In millions	2024	2023		2024	2023
Gross expenses	$4	$7	-43%	$17	$18	-6%
Amortization of deferred acquisition costs	$1	$1	-%	$5	$5	-%
Operating	4	7	-43%	17	18	-6%
Total insurance operating expenses	$5	$8	-38%	$22	$23	-4%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2024 or 2023 as no new business was written. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes that are indexed to 3-month SOFR. During the third quarter of 2023, the Company transitioned from the previously indexed 3-month London Interbank Offered Rate to the 3-month SOFR plus 0.26161%. The increase in interest expense for the nine months ended September 30, 2024 compared with the same period of 2023 was due to an increase in interest rates. Refer to the following “Liquidity and Capital Resources” section for more information about MBIA Corp.’s surplus notes.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of September 30, 2024 and December 31, 2023, 23% and 26%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. As of September 30, 2024, below investment grade insurance policies primarily include our first-lien RMBS exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of September 30, 2024 and December 31, 2023, MBIA Corp. had $565 million and $596 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $37 million and $39 million, as of September 30, 2024 and December 31, 2023, respectively. In addition, during the nine months ended September 30, 2024, MBIA Corp. terminated all of its remaining ABS CDO exposure. As of December 31, 2023, MBIA Corp. insured $117 million of ABS CDOs.

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

As of September 30, 2024, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $693 million compared with $782 million as of December 31, 2023. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 13: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Percent Change
In millions	2024	2023	2024 vs 2023
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(179)	$(193)	-7%
Investing activities	282	307	-8%
Financing activities	(137)	(117)	17%
Cash and cash equivalents - beginning of period	108	78	38%
Cash and cash equivalents - end of period	$74	$75	-1%

Operating activities

Net cash used by operating activities decreased for the nine months ended September 30, 2024 compared with the same period of 2023 primarily due to a decrease in losses and LAE paid and operating expenses, partially offset by higher net investment income and other proceeds from VIEs in 2023.

Investing activities

Net cash provided by investing activities decreased for the nine months ended September 30, 2024 compared with the same period of 2023 primarily due to higher net proceeds from sales of investments in 2023 related to generating liquidity to pay higher claims and stock repurchases in 2023.

Financing activities

Net cash used by financing activities increased for the nine months ended September 30, 2024 compared with the same period of 2023 primarily due to an increase in principal paydowns of GFL MTNs of $52 million, partially offset by a decrease of $31 million related to purchases of treasury stock. Refer to the following “Liquidity and Capital Resources-Capital Resources” section for additional information on debt repurchases.

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

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of September 30, 2024, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 95% of the investments were investment grade.

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

As of September 30, 2024, Insured Investments at fair value represented $142 million or 8% of consolidated investments, of which $132 million or 8% of consolidated investments were Company-Insured Investments. As of September 30, 2024, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of September 30, 2024, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 7% of the total consolidated investment portfolio.

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
•
funding share repurchases.

As of September 30, 2024 and December 31, 2023, National held cash and investments of $1.2 billion and $1.3 billion, respectively, of which $75 million was cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

As of September 30, 2024, National has a stand-alone NOL carryforward of $586 million. If National becomes profitable, it is not expected to make any tax payments under our tax sharing agreement until it fully utilizes the available stand-alone NOL.

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
•
payment of dividends to shareholders.

As of September 30, 2024 and December 31, 2023, the liquidity positions of MBIA Inc. were $326 million and $411 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

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
•
payments of operating expenses.

As of September 30, 2024 and December 31, 2023, MBIA Corp. held cash and investments of $235 million and $323 million, respectively, of which $27 million and $41 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Debt securities

During the nine months ended September 30, 2024, the Company repurchased $63 million par value outstanding of GFL MTNs with maturities in 2024 and 2025 issued by our corporate segment at a discount.

During the nine months ended September 30, 2024, MBIA Inc. repurchased $16 million principal amount of its Debentures.

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

National – Statutory Capital and Surplus

National had statutory capital of $1.0 billion and $1.1 billion as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, National’s policyholders' surplus was $687 million. For the nine months ended September 30, 2024, National had a statutory net loss of $123 million. Refer to the “National — Claims - Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of September 30, 2024, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

NYIL regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. National had positive earned surplus as of September 30, 2024 from which it may pay dividends, subject to limitations. Under NYIL, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSDFS approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

National’s CPR and components thereto, as of September 30, 2024 and December 31, 2023 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2024	2023
Policyholders' surplus	$687	$763
Contingency reserves	313	354
Statutory capital	1,000	1,117
Unearned premiums	215	237
Present value of installment premiums (1)	98	101
Premium resources (2)	313	338
Net loss and LAE reserves (1)	105	75
Salvage reserves on paid claims (1)	168	151
Gross loss and LAE reserves	273	226
Total claims-paying resources	$1,586	$1,681
________________
(1) - Calculated using a discount rate of 4.67% as of September 30, 2024 and December 31, 2023, respectively.
(2) - Includes financial guarantee and insured derivative related premiums.

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $87 million as of September 30, 2024 compared with $152 million as of December 31, 2023. As of September 30, 2024, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the nine months ended September 30, 2024, MBIA Insurance Corporation had a statutory net loss of $68 million. Refer to the “MBIA Insurance Corporation — Claims - Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of September 30, 2024, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of September 30, 2024, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of October 15, 2024, the most recent scheduled interest payment date, there was $1.5 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of September 30, 2024, MBIA Insurance Corporation had “free and divisible surplus” of $64 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of September 30, 2024 and December 31, 2023 are presented in the following table:

	As of September 30,	As of December 31,
In millions	2024	2023
Policyholders’ surplus	$82	$147
Contingency reserves	5	5
Statutory capital	87	152
Unearned premiums	24	30
Present value of installment premiums (1)	22	26
Premium resources (2)	46	56
Net loss and LAE reserves (1)	48	27
Salvage reserves on paid claims (1) (3)	177	269
Gross loss and LAE reserves	225	296
Total claims-paying resources	$358	$504
________________
(1) - Calculated using a discount rate of 5.48% as of September 30, 2024 and December 31, 2023.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, mortgage-backed and asset-backed securities. In periods of rising and/or volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. There were no material changes in market risk since December 31, 2023 related to interest rates, foreign exchange rates credit spreads. For a discussion of our quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of September 30, 2024, National had $670 million of insured debt service outstanding related to PREPA. On January 1, 2024 and July 1, 2024, PREPA defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $16 million and $122 million, respectively.

On January 29, 2024, the First Circuit Court of Appeals heard argument on the appeal of Judge Swain's ruling on the scope of the bondholder liens and the allowed amount of the under-secured portion of the bondholders' unsecured claim. On June 12, 2024, the First Circuit reversed Judge Swain's prior rulings on bondholder liens and claim amounts. On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee filed an en banc appeal. Both are currently pending. Following a status conference held on July 10, 2024, the Court imposed a 60-day stay of all litigation and other filings related to the amended Plan, and ordered the parties into mediation. The stay was subsequently extended until January 31, 2025. The Oversight Board unilaterally altered the consideration provided in the amended PREPA RSA and, as a result, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective.

Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The table below presents purchases or repurchases made by the Company or National in each month during the third quarter of 2024:

			Total Number	Maximum Amount That
	Total	Average	of Shares	May Be
	Number	Price	Purchased as	Purchased
Month	of Shares Purchased (1)	Paid Per Share	Part of Publicly Announced Plan	Under the Plan (in millions) (2)
July	113	$4.91	0	$71
August	152	3.72	0	71
September	155	3.57	0	71
	420	$3.98	0
(1)
113 shares in July, 152 shares in August, and 155 shares in September were repurchased in open market transactions as investments in the Company’s non-qualified deferred compensation plan.
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

MBIA Inc. (Registrant)

Date: November 7, 2024	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)