Form 10-K
period 2024-12-31
MBIA INC
filed 2025-02-27
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $247.3 million.

As of February 20, 2025, 50,971,033 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Definitive Proxy Statement for its Annual Shareholders Meeting to be held in May of 2025 are incorporated by reference into Part III of this Form 10-K.

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

MBIA’s primary business has been to provide financial guarantee insurance to the United States’ public finance markets through our indirect, wholly-owned subsidiary, National, whose financial guarantee insurance policies provide investors with unconditional and irrevocable guarantees of the payment of the principal, interest or other amounts owing on insured obligations when due. National ceased pursuing the writing of new financial guarantee insurance policies in 2017, and its primary activity today is to provide ongoing surveillance, including remediation activity where warranted, of its existing insured portfolio of $25.3 billion gross par outstanding as of December 31, 2024. The Company has also provided financial guarantee insurance in the international and structured finance markets through its subsidiary MBIA Corp. As of December 31, 2024, MBIA Corp.’s total insured gross par outstanding was $2.3 billion. As a result of MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K for a further discussion of MBIA Corp.’s insurance statutory capital.

MBIA Services Corporation (“MBIA Services”), also owned by MBIA Inc., is a service company which provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee-for-service basis.

MBIA Inc. Capital Management

The Company manages its capital and liquidity in order to ensure that it can service its debt and other financial obligations and pay its operating expenses while maintaining an adequate cushion against potential adverse events. MBIA Inc. has received both annual and special dividends from National. The Company maintains a stable liquidity position which is expected to allow it to service its obligations over the next several years without needing to access the capital markets. Our capital management strategies include (i) retiring our unsecured and MBIA Global Funding, LLC (“GFL”) debt through calls and repurchases at prices that create economic benefit to the Company and (ii) having the Company or National purchase or repurchase outstanding MBIA Inc. common shares to enhance shareholder value when permissible, authorized, and when management deems such actions are appropriate, taking into account regulatory capacity constraints, the price of the stock, anticipated liquidity needs, and other relevant factors.

On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. Neither MBIA Inc. nor National repurchased or purchased any MBIA Inc. common shares during 2024 or 2022. During 2023, National and MBIA Inc. purchased or repurchased a total of 3.6 million shares at an average price per share of $8.12. As of December 31, 2024, the remaining authorization under this share repurchase program was $71 million.

Item 1. Business (continued)

As of December 31, 2024, $718 million of unsecured debt, issued from our corporate segment, which includes MBIA Inc.’s senior notes ("Debentures") and medium-term notes (“MTNs”) issued by its subsidiary, GFL, was outstanding. During 2024, MBIA Inc. repurchased $16 million principal amount of its Debentures and repurchased $63 million par value outstanding of GFL MTNs with maturities in 2024 and 2025 at a discount. During 2023, the Company repurchased $11 million par value outstanding of GFL MTNs with maturity in 2024 at a discount. During 2022, MBIA Corp. purchased $24 million principal amount of MBIA Inc. 6.625% Debentures due 2028, $4 million principal amount of MBIA Inc. 7.150% Debentures due 2027, $0.6 million principal amount of MBIA Inc. 7.000% Debentures due 2025 and the Company repurchased $30 million par value outstanding of GFL MTNs.

In the fourth quarters of 2024 and 2023, National declared and paid as-of-right dividends of $69 million and $97 million, respectively, to its ultimate parent, MBIA Inc. Additionally, on December 7, 2023, National paid a $550 million special dividend that was approved by the New York State Department of Financial Services (“NYSDFS”) to its ultimate parent, MBIA Inc.

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

Item 1. Business (continued)

Our liquidity and capital forecasts, and projected collections of recoveries for MBIA Corp., reflect resources that we expect to be adequate to pay expected insurance claims over the next several years. However, there can be no assurance that MBIA Corp. will realize its expected recoveries in full or on its projected timeframe. Refer to “Risk Factors-MBIA Corp. Risk Factors-Continuing elevated loss payments and delay or failure in realizing expected recoveries on insured transactions may materially and adversely affect MBIA Corp.’s statutory capital and its ability to meet liquidity needs and could cause the NYSDFS to put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding if the NYSDFS concludes that MBIA Insurance Corporation will not be able to pay expected insurance claims,” in Part I, Item 1A of this Form 10-K. Given the separation of MBIA Inc. and MBIA Corp. as distinct legal entities, the absence of any cross defaults between the entities, and the lack of reliance by MBIA Inc. on MBIA Corp. for the receipt of dividends, we do not believe that a rehabilitation or liquidation proceeding of MBIA Insurance Corporation by the NYSDFS would have any material economic impact on MBIA Inc.

OUR INSURANCE OPERATIONS

Our U.S. public finance insurance portfolio is managed through National, and our international and structured finance insurance portfolios are managed through MBIA Corp. We do not expect National or MBIA Corp. to write new financial guarantee policies outside of remediation related activities. We have been compensated for our insurance policies by insurance premiums that were paid upfront or on an installment basis. Our financial guarantee insurance was offered in both the new issue and secondary markets. In addition, we have provided financial guarantees or sureties to debt service reserve funds. The primary risk in our insurance operations is that of adverse credit performance in the insured portfolio. When writing new business we sought to maintain a diversified insured portfolio with the aim of managing and diversifying risk based on a variety of criteria including revenue source, issue size, type of asset, industry concentrations, type of bond and geographic location. Despite this objective, there can be no assurance that we will avoid losses on multiple credits as a result of a single event or series of events. In addition, as National's insurance portfolio runs off, a change in the diversification of the criteria noted above may subject National to higher concentrations of certain risks.

Because we generally guarantee to the holder of an insured obligation the timely payment of amounts due in accordance with its insurance policy terms, in the case of a default by an issuer or other triggering event, payments under the insurance policy generally cannot be accelerated against us unless we consent to the acceleration. In the event of a default, however, we may have the right, in our sole discretion, to accelerate the obligations and pay them in full. Otherwise, we are required to pay principal, interest or other amounts only as scheduled payments come due, even if the holders are permitted by the terms of the insured obligations to have the full amount of principal, accrued interest or other amounts due, declared due and payable immediately in the event of a default.

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

As of December 31, 2024, National had $25.3 billion of insured gross par outstanding on U.S. public finance obligations covering 1,349 policies and diversified among 885 “credits,” which we define as any insured obligations secured by the same revenue source. Insurance in force, which includes all gross insured debt service, as of December 31, 2024 was $51.2 billion.

Item 1. Business (continued)

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity or early retirement of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2024 is 8 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2024 was $3.9 billion. National’s underwriting guidelines limited the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2024, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $7.6 billion, representing 30.0% of National’s total U.S. public finance gross par amount outstanding. Refer to “Note 12: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s operating companies' insured portfolios.

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

As of December 31, 2024, MBIA Corp. had 153 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 25 insurance policies outstanding relating to liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Affiliated Financial Obligations Insured by MBIA Corp.” below. MBIA Corp.’s total policies in its insured portfolio are diversified among 116 credits.

As of December 31, 2024, the gross par amount outstanding of MBIA Corp.’s insured obligations (excluding $0.6 billion of insured affiliated financial obligations and $16.5 billion of U.S. public finance debt ceded to National), was $2.3 billion. Insurance in force for the above portfolio, which includes all gross insured debt service, as of December 31, 2024 was $3.1 billion.

MBIA Corp. estimates that the average life of its international and structured finance insurance policies in force as of December 31, 2024 is 6 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2024 was $0.3 billion. Refer to “Note 12: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s operating companies' insured portfolios.

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

Market Risk Assessment

We measure and assess market risk on a consolidated basis as well as at the holding company and subsidiaries on a stand-alone basis. Key market risks include changes in interest rates, credit spreads and foreign exchange rates. We use various models and methodologies to test exposure under market stress scenarios, including parallel and non-parallel shifts in the yield curve, changes in credit spreads, and changes in foreign exchange rates. See “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of this Form 10-K for additional information on our market risk exposure. We also analyze stressed liquidity scenarios. The analyses are used in testing investment portfolio guidelines. The Risk Oversight Committee and the Finance and Risk Committee of the Company’s Board of Directors receive periodic reports on market risk.

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

Item 1. Business (continued)

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

MBIA‘s corporate mission has long included enhancing the strength and vitality of communities, whether through offering its insurance product, which reduces the borrowing cost of towns, cities and municipalities, or through the sponsorship of many diverse philanthropic efforts. In 2001, MBIA formed the MBIA Foundation, a 501(c)(3) tax-exempt organization, with a mission of helping to improve the quality of life in the communities where the Company conducts business and where its employees live and work. Since inception, the MBIA Foundation has paid out over $23 million in matching gifts, almost $16 million in grants to community organizations and over $450,000 in service grants in support of employees’ volunteer efforts. The MBIA Foundation has also been active in supporting disaster relief efforts through direct donations from the Foundation and by increasing the customary match of 2:1 to 4:1 to further encourage employees' donations. In connection with the run-off of the Company's businesses, the MBIA Foundation was legally wound down in 2024.

Additionally, MBIA promotes employee volunteerism through its annual company-wide days of service.

Item 1. Business (continued)

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our operating insurance companies and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2024 represent case basis reserves and estimates for LAE to be incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under its insurance contracts, net of potential recoveries and discounted using a current risk-free interest rate, for contracts where the estimated loss amount exceeds the unearned premium revenue on the related insurance contract. The Company estimates expected losses net of potential recoveries using the present value of probability-weighted estimated loss payments and recoveries, discounted at a rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract as required by accounting principles generally accepted in the United States for financial guarantee contracts. We record case basis loss reserves on insured obligations which have defaulted or are expected to default during the remaining life of the obligation.

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

Reinsurance

We currently have third-party reinsurance agreements in place covering approximately 2.4% of our insured par outstanding. At this time we do not intend to utilize reinsurance to decrease the insured exposure in our portfolio; however, we may, from time to time, look to enter into transactions to reduce risks embedded in our insured portfolios on an individual and portfolio-wide basis.

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

During 2024 and 2023, National and MBIA Insurance Corporation reported single risk limit overages to the NYSDFS due to changes in their statutory capital. National and MBIA Insurance Corporation were in compliance with their aggregate risk limits as of December 31, 2024 and 2023.

Holding Company Regulation

MBIA Inc., National and MBIA Insurance Corporation also are subject to regulation under NYIL. The requirements of holding company statutes vary from jurisdiction to jurisdiction but generally require insurance companies that are part of an insurance holding company system to register and file certain reports describing, among other information, their capital structure, ownership and financial condition. The holding company statutes also generally require prior approval of changes in control, of certain dividends and other inter-corporate transfers of assets, and of certain transactions between insurance companies, their parents and affiliates. The holding company statutes impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and those transactions not in the ordinary course of business exceeding specified limits receive prior regulatory approval.

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

RATING AGENCIES

The Company does not maintain a contractual relationship with Moody’s Investor Services (“Moody’s”), Standard & Poor's Financial Services LLC, or Kroll Bond Rating Agency, other than a required contract that MBIA Mexico maintained with Moody’s. Moody’s, at its discretion and in the absence of a contract with the Company, continues to maintain ratings on MBIA Inc. and its other subsidiaries.

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

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of December 31, 2024, MBIA had 57 employees at our single corporate headquarters located at 1 Manhattanville Road, Purchase, New York, none of whom are covered by collective bargaining agreements. In recent years, we have experienced only modest employee turnover and consider our employee relations to be satisfactory. MBIA’s human capital focus has been on identifying and retaining key personnel as the Company runs off its portfolios. MBIA has a succession plan in place and has identified internal candidates that could fill senior management and mid-level management positions as the need arises. The Company’s senior management team and senior employee relations professionals work together on employee-related issues and initiatives, and on an annual basis conduct a full review of personnel to enable managers to provide meaningful feedback and growth opportunities, and to award promotions within the Company where warranted. The Company continues to rely on compensation components (such as salary, cash bonus awards and long-term incentive plan awards) to support employee retention. The Company incorporates performance metrics as part of the annual bonus offering with increased bonus potential for exceptional results. We utilize third-party benchmark data to establish market-based compensation levels. We believe that our current compensation and incentive levels reflect high performance expectations as part of our merit pay philosophy. The targeted use of long-term incentive plan awards for key talent is an important element of MBIA’s long-term retention strategy.

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

Item 1. Business (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of February 27, 2025 are set forth below:

Name	Age	Position and Term of Office
William C. Fallon	65	Chief Executive Officer and Director (executive officer since July 2005)
Joseph R. Schachinger	56	Executive Vice President and Chief Financial Officer (executive officer since April 2024)
Daniel M. Avitabile	51	Assistant Vice President, and President and Chief Risk Officer of MBIA Corp. (executive officer since September 2017)
Adam T. Bergonzi	61	Assistant Vice President and Chief Risk Officer of National (executive officer since September 2017)
Christopher H. Young	51	Assistant Vice President, and Chief Financial Officer of National (executive officer since September 2017)

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

Joseph R. Schachinger was named Executive Vice President and Chief Financial Officer of MBIA Inc. on April 30, 2024. Mr. Schachinger was also appointed Chairman and Chief Financial Officer of MBIA Insurance Corporation on April 30, 2024. Prior to those appointments, Mr. Schachinger served as the Company’s Controller since May of 2017. Prior to being appointed the Company's Controller, he served as the Company's Deputy Controller. Prior to joining the Company, Mr. Schachinger was the Controller, Chief Trading Risk Officer, and Financial and Operations Principal at DNB US, New York.

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

As of December 31, 2024, National had $745 million of debt service outstanding related to Puerto Rico. During 2024, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $137 million. On January 1, 2025 PREPA also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $13 million.

On January 29, 2024, the First Circuit Court of Appeals heard argument on the appeal of Judge Swain's ruling on the scope of the bondholder liens and the allowed amount of the under-secured portion of the bondholders' unsecured claim. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision"). On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee ("UCC") filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. Following a status conference held on July 10, 2024, the Court imposed a 60-day stay of all litigation and other filings related to the amended Plan, which stay was subsequently extended until March 24, 2025, and ordered the parties into mediation. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective.

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

As further set forth in “Note 18: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K, the Company and/or its subsidiaries are named as defendants in certain litigations, and in the ordinary course of business, may be a defendant in or party to a new or threatened legal action. Although the Company intends to vigorously defend against any current or future action, there can be no assurance that it will prevail in any such action, and any adverse ultimate outcome could result in a loss and/or have a material adverse effect on our reputation, business, results of operations or financial condition.

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

We cannot be certain that we will not identify control deficiencies or material weaknesses in the future. Ineffective internal controls over entities (including any entities the Company controls, is affiliated with or exercises significant influence over as a result of the Zohar Recoveries or otherwise) could result in failure to ensure that such entities comply with applicable laws. If we fail to remediate a material weakness or fail to otherwise maintain effective internal control over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate a material weakness or otherwise failing to maintain effective internal control over financial reporting may materially and adversely affect our business, financial condition, results of operations and reputation, and could impair our ability to timely file our periodic reports with the SEC, subject us to litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

Item 1A. Risk Factors (continued)

Capital, Liquidity and Market Related Risk Factors

We are a holding company and rely to a significant degree on cash flow from National. A disruption in this cash flow or an inability to access third-party capital could materially and adversely affect our business, operating results and financial condition and ultimately adversely affect liquidity.

As a holding company, MBIA Inc. is largely dependent on dividends from National to pay principal and interest on our indebtedness and operating expenses, among other items. We expect that for the foreseeable future, National alone will be the source of dividends to the Company, and it is subject to various statutory and regulatory restrictions applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that it may pay. See “New York State Dividend Limitations” in Part 1, Item 1 and “Note 13: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for a further discussion of dividends.

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

Consequently, National's inabilities to pay dividends or our inability to access capital from external sources on favorable terms could have an adverse impact on our ability to pay losses and debt obligations, to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. In addition, future capital raises for equity or equity-linked securities could result in dilution to the Company's shareholders. Also, some securities that the Company could issue, such as preferred stock or securities issued by the Company's operating subsidiaries may have rights, preferences and privileges that are senior to those of its common shares.

MBIA Inc. has substantial indebtedness, and may incur additional indebtedness, which could adversely affect our financial condition, and/or our ability to obtain financing in the future, react to changes in our business and/or satisfy our obligations.

As of December 31, 2024, MBIA Inc. had $440 million of medium-term note liabilities, $278 million of Senior Notes liabilities and $204 million of investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences because:

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

MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient capital or liquid resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. While management’s expected liquidity and capital forecasts for MBIA Insurance Corporation reflect adequate resources to pay expected claims, there are risks to the capital and liquidity forecasts as MBIA Insurance Corporation’s remaining insured exposures and its expected salvage recoveries are potentially volatile. Such volatility exists in salvage that MBIA Insurance Corporation may collect, including in particular recoveries on loans and equity interests related to the claims it paid in respect of the insured notes issued by Zohar collateralized debt obligation (“CDO”) 2003-1, Limited and Zohar II 2005-1 CDO (collectively, the “Zohar Recoveries”), and the exposure in its remaining insured portfolio, which could deteriorate and result in significant additional loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments. In addition, if we fail to maintain effective internal controls over entities (including any entities the Company controls, is affiliated with or exercises significant influence over as a result of the Zohar Recoveries or otherwise), this could result in failure to ensure that such entities comply with applicable laws.

While MBIA Insurance Corporation believes that it will receive a substantial recovery on the Zohar Recoveries, there still remains significant uncertainty with respect to the realizable value of these assets.

Item 1A. Risk Factors (continued)

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

MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial. MBIA Corp. has also recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”), and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates. These transactions are also subject to servicer risk, which relates to problems with the transaction’s servicer that could adversely affect performance of the underlying assets. As of December 31, 2024, MBIA Corp. recorded expected RMBS recoveries of $52 million, including recoveries related to consolidated VIEs, on our RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $23 million is included in “Insurance loss recoverable” and $29 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. RMBS recoveries relate to structural features within the trust structures that allow for the Company to be reimbursed for prior claims paid. These reimbursements for specific trusts include recoveries that are generated from the excess spread of the transactions. Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe.

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

The Company manages software using a risk-based approach that assesses software version requirements, technology obsolescence, business value and cost. Web based applications have external penetration testing performed to determine vulnerabilities and/or open exploits before deployment to production. The Company also utilizes data leakage prevention controls to further protect IA. The Company's hardware, including computers, smartphones, and tablets, has security software installed to extend cybersecurity and general technology management controls. In addition, the Company's IT department arranges periodic training for Company employees related to best practices to prevent, identify, and report cybersecurity incidents. All Company employees are required to participate in scheduled training and are obligated to certify the completion of each training session. Additionally, all third parties retained by the Company, including vendors, that are granted access to the Company’s IA are required to certify compliance with all relevant Company policies relating to such access and re-certify compliance as deemed necessary. This certification includes the completion of questionnaires that are reviewed by the Chief Information Security Officer ("CISO") and Chief Information Officer ("CIO").

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

Item 1C. Cybersecurity (continued)

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

Item 2. Properties

The Company leases office space located in Purchase, New York, in which the Company has their headquarters. The Company also leases office space in Mexico City, Mexico. The Company generally believes that these facilities are adequate and suitable for its current needs.

Item 3. Legal Proceedings

For a discussion of the Company’s litigation and related matters, see “Note 18: Commitments and Contingencies” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8. In the normal course of operating its businesses, MBIA Inc. may be involved in various legal proceedings. As a courtesy, the Company posts on its website under the section “Legal Proceedings,” selected information and documents in reference to selected legal proceedings in which the Company is the plaintiff or the defendant. The Company will not necessarily post all documents for each proceeding and undertakes no obligation to revise or update them to reflect changes in events or expectations. The complete official court docket can be publicly accessed by contacting the clerk’s office of the respective court where each litigation is pending.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 20, 2025, there were 201 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2024. On December 7, 2023, the Company's Board of Directors declared an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. The dividend was paid on December 22, 2023 to shareholders of record as of the close of business on December 18, 2023. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, refer to “Item 1. Business—Insurance Regulation” in this annual report.

On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. During 2024, the Company or National did not purchase or repurchase any shares. During 2023, National or the Company purchased or repurchased 3.6 million shares at an average price per share of $8.12. As of December 31, 2024, the remaining authorization under this share repurchase program was $71 million.

The table below presents repurchases made by the Company or National in each month during the fourth quarter of 2024. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions) (2)
October	159	3.48	—	$71
November	56	4.94	—	71
December	1	6.41	—	71

(1) Represents shares repurchased in open market transactions as investments in the Company's non-qualified deferred compensation plan.

(2) On May 3, 2023, the Company's Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company's shares in open market transactions, in privately negotiated, or by any other legal means.

As of December 31, 2024, 283,186,115 shares of Common Stock of the Company, par value $1 per share, were issued and 50,970,181 shares were outstanding.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph assumes a $100 investment at the closing price on December 31, 2024 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This graph does not forecast future performance of our common stock.

	2019	2020	2021	2022	2023	2024
MBIA Inc. Common Stock	100.00	70.75	169.78	138.17	144.73	152.78
S&P 500 Index	100.00	118.39	152.34	124.72	157.48	196.85
S&P Financials Index	100.00	98.24	132.50	118.49	132.83	173.34

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

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023 results. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 results not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

OVERVIEW

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA”, the “Company”, “we”, “us”, or “our”) operates within the financial guarantee insurance industry. MBIA manages its business within three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. Our U.S. public finance insurance portfolio is managed through National Public Finance Guarantee Corporation (“National”), our corporate segment is managed through MBIA Inc. and several of its subsidiaries, including our service company, MBIA Services Corporation (“MBIA Services”), and our international and structured finance insurance business is managed through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”).

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

Economic Environment

U.S. economic activity indicators have continued to expand at a solid pace with the unemployment rate stabilizing at a low level and labor market conditions remaining solid. Inflation remains elevated. With the Federal Open Market Committee (“FOMC”) seeking to achieve maximum employment and 2% inflation over the longer run, at the most recent meeting, the FOMC maintained its federal funds rate target range at 4.25% to 4.50%. Economic and financial market trends could impact the Company’s financial results. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. Higher interest rates could adversely affect the values of our Company’s investment portfolio, but increase investment portfolio yield and income, and decrease the present value of loss reserves.

Business Developments

The following is a summary of business developments:

Puerto Rico

•
During 2024, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $137 million. As of December 31, 2024, National had $670 million of debt service outstanding related to PREPA. On January 1, 2025, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $13 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW (continued)

•
On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision"). On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee ("UCC") filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. Following a status conference held on July 10, 2024, the Court imposed a 60-day stay of all litigation and other filings related to the amended Plan, which stay was subsequently extended until March 24, 2025, and ordered the parties into mediation. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan, National’s PREPA loss reserves and recoveries could be materially adversely affected.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

Zohar CDOs

Pursuant to a plan of liquidation that became effective in August of 2022, MBIA Corp.'s interest in the remaining collateral of the Zohar collateralized debt obligation (“CDO”) 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) (collectively, the "Zohar CDOs") was distributed to MBIA Corp. either directly or in the form of interests in certain asset recovery entities. Since then, MBIA Corp. has sought to monetize these interests through sales. Refer to “Note 1: Business Developments and Risks and Uncertainties” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a further discussion of the Zohar CDOs.

Dividends

In December of 2024 and November of 2023, National declared and paid as-of-right dividends of $69 million and $97 million, respectively, to its ultimate parent, MBIA Inc. In addition, on December 7, 2023, National paid a $550 million special dividend that was approved by the New York State Department of Financial Services (“NYSDFS”) to its ultimate parent, MBIA Inc. Also on December 7, 2023, the Company's Board of Directors declared an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. The dividend was paid on December 22, 2023 to shareholders of record as of the close of business on December 18, 2023. Due to the absence of retained earnings for MBIA Inc., the Company accounted for the dividend as a return of capital that was paid from additional paid-in capital on the Company's consolidated balance sheet.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
In millions except for per share, percentage and share amounts	2024	2023	2022
Total revenues	$42	$7	$154
Total expenses	483	491	302
Income (loss) from continuing operations before income taxes	(441)	(484)	(148)
Provision (benefit) for income taxes	-	-	1
Net income (loss) from continuing operations	(441)	(484)	(149)
Income (loss) from discontinued operations, net of income taxes	(3)	(3)	(54)
Net income (loss)	(444)	(487)	(203)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	3	4	(8)
Net income (loss) attributable to MBIA Inc.	$(447)	$(491)	(195)
Net income (loss) per basic and diluted common share attributable to MBIA Inc.	$(9.43)	$(10.18)	$(3.92)
Adjusted net income (loss) (1)	$(184)	$(169)	$(145)
Adjusted net income (loss) per diluted share (1)	$(3.90)	$(3.49)	$(2.90)
Weighted average basic and diluted common shares outstanding	47,436,079	48,207,574	49,803,739
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

2024 vs. 2023 GAAP Results

Income (loss) from Continuing Operations Before Income Taxes

The increase in consolidated total revenues for 2024 compared with 2023 was principally due to favorable changes from net realized investment losses from sales of investments and revenues from consolidated VIEs. These favorable changes were partially offset by an increase in losses from fair valuing investments and a decrease in net investment income. Net realized investment losses from sales of investments for 2024 were $3 million compared with $76 million for 2023. In addition, 2024 and 2023 included $37 million and $70 million, respectively, of consolidated VIE losses primarily from the reclassification of credit risk losses from accumulated other comprehensive income ("AOCI") to net income (loss) due to early redemptions of VIE liabilities and losses from the deconsolidation of VIEs. 2024 included $49 million of losses from fair valuing investments compared with $6 million of gains for 2023. Net investment income decreased $32 million for 2024 compared with 2023 primarily due to a lower average asset base as a result of the extraordinary cash dividend payment on MBIA Inc.'s stock in December of 2023.

Consolidated total expenses for 2024 and 2023 included non-VIE interest expense of $208 million and $210 million, respectively, principally from MBIA Corp.'s surplus notes. Refer to the following “Interest Expense” section of the International and Structured Finance Insurance segment for additional information on MBIA Corp.'s surplus notes interest expense. In addition, consolidated total expenses for 2024 included $184 million of losses and LAE compared with $177 million for 2023, primarily related to PREPA. Refer to the following “Loss and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE. Non-VIE operating expense decreased $18 million for 2024 compared with 2023. This decrease was primarily due to a decrease in compensation expense.

Provision for Income Taxes

For 2024 and 2023, our effective tax rate applied to our loss before income taxes was below the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which included our net operating loss (“NOL”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

As of December 31, 2024 and 2023, the Company’s valuation allowance against its net deferred tax asset was $1.4 billion and $1.2 billion, respectively. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
In millions except share and per share amounts	2024	2023	2022
Net income (loss) attributable to MBIA Inc.	$(447)	$(491)	$(195)
Less: adjusted net income (loss) adjustments:
Income (loss) from discontinued operations, net of noncontrolling interest	(6)	(7)	(46)
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(265)	(249)	(20)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	2	19	58
Foreign exchange gains (losses) (1)	7	(6)	15
Net realized investment gains (losses)	(3)	(72)	(40)
Net investment losses related to impairments of securities (2)	-	(8)	(21)
Other net realized gains (losses)	2	1	5
Adjusted net income adjustment to the (provision) benefit for income tax	-	-	(1)
Adjusted net income (loss)	$(184)	$(169)	$(145)
Adjusted net income (loss) per diluted common share (3)	$(3.90)	$(3.49)	$(2.90)
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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of December 31,	As of December 31,
In millions except share and per share amounts	2024	2023
Total shareholders' equity of MBIA Inc.	$(2,089)	$(1,657)
Common shares outstanding	50,970,181	50,862,931
GAAP book value per share	$(40.99)	$(32.56)
Management's adjustments described above:
Remove negative book value per share of MBIA Corp.	(49.48)	(44.91)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(2.87)	(2.40)
Include net unearned premium revenue in excess of expected losses	2.43	2.91

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of December 31, 2024, National had total insured gross par outstanding of $25.3 billion.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,			Percent Change
In millions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net premiums earned	$30	$30	$47	-%	-36%
Net investment income	67	93	81	-28%	15%
Net realized investment gains (losses)	(3)	(39)	(30)	-92%	30%
Net gains (losses) on financial instruments at fair value and foreign exchange	1	8	(47)	-88%	-117%
Fees and reimbursements	4	2	3	100%	-33%
Other net realized gains (losses)	-	(8)	(19)	-100%	-58%
Total revenues	99	86	35	15%	146%
Losses and loss adjustment	191	170	143	12%	19%
Amortization of deferred acquisition costs	7	7	11	-%	-36%
Operating	39	40	41	-3%	-2%
Total expenses	237	217	195	9%	11%
Income (loss) from continuing operations before income taxes	$(138)	$(131)	$(160)	5%	-18%

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For 2024 and 2023, scheduled premiums earned were $26 million and $28 million, respectively, and refunded premiums earned were $4 million and $2 million, respectively.

NET INVESTMENT INCOME The decrease in net investment income for 2024 compared with 2023 was primarily due to a lower average invested asset base as a result of the dividend payments to National's ultimate parent, MBIA Inc., in 2023. This decrease was partially offset by higher yields on investments.

NET REALIZED INVESTMENT GAINS (LOSSES) The net realized investment losses for 2023 related to sales of securities from the ongoing management of our U.S. public finance investment portfolio, including to generate liquidity to pay dividends and claims.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE For 2023, net gains on financial instruments at fair value and foreign exchange were driven by fair value gains on investments for which the fair value option was elected primarily due to a decrease in interest rates.

OTHER NET REALIZED GAINS (LOSSES) For 2023, other net realized losses were primarily related to impairments of certain investments that were in an unrealized loss position and which we intended to sell before their values recovered to their amortized cost basis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

LOSSES AND LOSS ADJUSTMENT EXPENSES For 2024, losses and LAE incurred primarily related to changes in PREPA reserves as a result of current developments in the PREPA remediation and extending the timing of a resolution. For 2023, losses and LAE incurred related to updating PREPA scenarios to reflect the then Amended Plan Support Agreement with PREPA and extending the timing of a resolution.

The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of December 31, 2024 and 2023:

	December 31,	December 31,	Percent
In millions	2024	2023	Change
Assets:
Insurance loss recoverable	$165	$152	9%
Reinsurance recoverable on paid and unpaid losses (1)	16	11	45%
Liabilities:
Loss and LAE reserves	299	230	30%
Insurance loss recoverable - ceded (2)	2	1	100%
Net reserve (salvage)	$120	$68	76%
(1) - Reported within "Other assets" on our consolidated balance sheets.
(2) - Reported within "Other liabilities" on our consolidated balance sheets.

The changes to the insurance loss recoverable and loss and LAE reserves as of December 31, 2024 compared with December 31, 2023, were primarily due to PREPA as discussed above. In addition, the increase in loss and LAE reserves included reserves on a leased-back transaction and was partially offset by the January and July of 2024 PREPA claim payments.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to the Company’s loss reserves and recoveries and loss reserving process.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the years ended December 31, 2024, 2023 and 2022 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Gross expenses	$39	$40	$41	-3%	-2%
Amortization of deferred acquisition costs	$7	$7	$11	-%	-36%
Operating	39	40	41	-3%	-2%
Total insurance operating expenses	$46	$47	$52	-2%	-10%

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of December 31, 2024 and 2023. Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	December 31, 2024		December 31, 2023
Rating	Amount	%	Amount	%
AAA	$1,022	4.1%	$1,283	4.5%
AA	10,574	41.8%	11,919	42.0%
A	10,023	39.6%	10,539	37.1%
BBB	1,740	6.9%	2,394	8.5%
Below investment grade	1,931	7.6%	2,242	7.9%
Total	$25,290	100.0%	$28,377	100.0%

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

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $3.1 billion relating to GO, PBA, PREPA and HTA bonds through December 31, 2024, inclusive of the commutation payment and the additional payment in the amount of $66 million in 2019 related to COFINA and the GO and HTA acceleration and commutation payments of $277 million and $556 million, respectively, in 2022.

Status of Puerto Rico’s Fiscal Plans

On June 23, 2023, the Oversight Board filed a fiscal plan for PREPA for fiscal year 2023, which provided for approximately $2.4 billion of distributions to PREPA bondholders. The University of Puerto Rico (the "University") is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to May 31, 2025. National is not a party to the standstill agreement. As of December 31, 2024, National had $62 million of debt service outstanding related to the University.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

On January 31, 2023, National entered into the PREPA RSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. The Plan and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision").The Oversight Board informed the Court that it intended to file an amendment to the Plan it believed would account for the changes required by the First Circuit opinion. On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the UCC filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. Following a status conference held on July 10, 2024, the Court imposed a 60-day stay of all litigation and other filings related to the amended Plan, which stay was subsequently extended until March 24, 2025, and ordered the parties into mediation. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended.

On June 22, 2020, the Oversight Board and the Puerto Rico P3 Authority announced an agreement and contract with LUMA Energy, LLC (“LUMA”) which calls for LUMA to take full responsibility for the operation and maintenance of PREPA’s transmission and distribution system; the contract runs for 15-years following a transition period. PREPA retains ownership of the system as well as responsibility for the power generation system. LUMA assumed responsibility for operations on June 1, 2021.

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

The following table presents our scheduled gross debt service due on our PREPA insured exposures as of December 31, 2024, for each of the subsequent five years ending December 31, and thereafter:

In millions	2025	2026	2027	2028	2029	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$105	$57	$20	$20	$89	$379	$670

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,			Percent Change
In millions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net investment income	$30	$25	$22	20%	14%
Net realized investment gains (losses)	-	(33)	(10)	-100%	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	14	8	99	75%	-92%
Fees	50	50	51	-%	-2%
Other net realized gains (losses)	2	1	5	100%	-80%
Total revenues	96	51	167	88%	-69%
Operating	61	77	58	-21%	33%
Interest	72	76	76	-5%	-%
Total expenses	133	153	134	-13%	14%
Income (loss) from continuing operations before income taxes	$(37)	$(102)	$33	-64%	n/m
____________________
n/m - Percent change not meaningful.

NET INVESTMENT INCOME The increase in net investment income for 2024 compared with 2023 was primarily due to rebalancing the investment portfolio into higher yielding investments.

NET REALIZED INVESTMENT GAINS (LOSSES) The net realized investment losses for 2023 related to the sales of securities to generate liquidity to terminate interest rate swaps.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange were primarily driven by changes in market values on interest rate swaps, changes in the revaluation of euro-denominated liabilities and changes in fair value on investments for which the fair value option was elected. 2023 included fair value net gains of $14 million on interest rate swaps with no comparable amounts for 2024. The 2023 gains were due to an increase in interest rates on swaps for which we received floating rates. Substantially all of the interest rates swaps were terminated in the second half of 2023. In addition, 2024 included foreign currency gains of $8 million on euro-denominated liabilities compared with foreign currency losses of $6 million on these liabilities for 2023. This change was due to the U.S. dollar strengthening against the euro in 2024 compared with the U.S. dollar weakening against the euro in 2023. Also, 2024 included $6 million of fair value gains on investments for which the fair value option was elected compared with $4 million of fair value gains in 2023.

OPERATING EXPENSE Operating expense decreased for 2024 compared with 2023 primarily due to a decrease in compensation expense primarily related to restricted stock expense. Refer to “Note 14: Benefit Plans” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to the Company’s restricted stock expense.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

MBIA Corp. insures sovereign-related and sub-sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. MBIA Corp. also insures structured finance and asset-backed obligations repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, consumer loans and structured settlements. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. As of December 31, 2024, MBIA Corp.’s total insured gross par outstanding was $2.3 billion. In addition, MBIA Corp. consolidates insured transactions as VIEs if it determines it is the primary beneficiary, and deconsolidates such VIEs when it is no longer the primary beneficiary.

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

The following table presents our international and structured finance insurance segment results for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,			Percent Change
In millions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Net premiums earned	$8	$10	$11	-20%	-9%
Net investment income	11	23	17	-52%	35%
Net realized investment gains (losses)	-	(4)	(1)	-100%	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	(57)	(12)	(7)	n/m	71%
Fees and reimbursements	9	7	14	29%	-50%
Other net realized gains (losses)	(1)	3	7	-133%	-57%
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	(23)	(45)	(14)	-49%	n/m
Other net realized gains (losses)	(14)	(25)	19	-44%	n/m
Total revenues	(67)	(43)	46	56%	n/m
Losses and loss adjustment	(7)	7	(105)	n/m	-107%
Amortization of deferred acquisition costs	6	8	12	-25%	-33%
Operating	23	22	22	5%	-%
Interest	159	158	127	1%	24%
Expenses of consolidated VIEs:
Operating	17	11	8	55%	38%
Interest	1	1	3	-%	-67%
Total expenses	199	207	67	-4%	n/m
Income (loss) from continuing operations before income taxes	$(266)	$(250)	$(21)	6%	n/m
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

NET INVESTMENT INCOME The decrease in net investment income for 2024 compared with 2023 was primarily due to the acceleration of accretion to par value in 2023 upon the redemption of securities that were purchased at a discount.

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses for 2024 were primarily due to fair value losses on investments for which the fair value option was elected. The net losses for 2023 were primarily driven by foreign exchange losses on non-U.S. dollar insurance balances and fair value losses on investments for which the fair value option was elected.

REVENUES OF CONSOLIDATED VIEs The net losses of consolidated VIE revenues for 2024 and 2023 were primarily driven by recognizing credit risk losses from the early redemptions of VIE liabilities and losses from the deconsolidation of VIEs. For 2024 and 2023, net losses of consolidated VIE revenues included the reclassification of $28 million and $45 million, respectively, of credit risk losses from AOCI to net income (loss). In addition, 2023 included a loss of $7 million from the deconsolidation of a VIE.

LOSSES AND LOSS ADJUSTMENT EXPENSES For 2024, the losses and LAE incurred benefit primarily related to an increase in risk-free rates in 2024, which caused the present value of loss reserves, net of recoveries, to decline on our insured RMBS loss reserves. This was partially offset by accretion and an increase in the secured overnight financing rate ("SOFR"), which increased loss reserves on insured RMBS floating rate liabilities.

For 2023, losses and LAE incurred primarily related to the termination of a first-lien RMBS insured transaction for which claim payments were higher than previous reserves.

As a result of the consolidation of VIEs, loss and LAE excludes losses and LAE of $21 million and a losses and LAE benefit of $30 million for 2024 and 2023, respectively, as VIE losses and LAE activity is eliminated in consolidation.

The following table presents information about our insurance loss recoverable and loss and LAE reserves as of December 31, 2024 and 2023.

	December 31,	December 31,	Percent
In millions	2024	2023	Change
Assets:
Insurance loss recoverable	$20	$31	-35%
Reinsurance recoverable on paid and unpaid losses (1)	-	2	-100%
Liabilities:
Loss and LAE reserves	227	243	-7%
Net reserve (salvage)	$207	$210	-1%
_______________

(1) - Reported within "Other assets" on our consolidated balance sheets.

The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain RMBS transactions. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The decrease in MBIA Corp.’s loss and LAE reserves from 2023 was primarily due to claim payments and an increase in risk-free rates in 2024, which caused the present value of reserves, net of recoveries, to decline. This decrease was partially offset by an increase in SOFR, which increased reserves on floating rate liabilities, and accretion, primarily on our insured RMBS transactions.

Refer to "Note 6: Loss and Loss Adjustment Expense Reserves" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a description of the Company’s loss reserving policy and additional information related to its loss reserves and recoverables.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the years ended December 31, 2024, 2023 and 2022 are presented in the following table:

	Years Ended December 31,			Percent Change
In millions	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Gross expenses	$23	$23	$22	-%	5%
Amortization of deferred acquisition costs	$6	$8	$12	-25%	-33%
Operating	23	22	22	5%	-%
Total insurance operating expenses	$29	$30	$34	-3%	-12%

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

EXPENSES OF CONSOLIDATED VIEs The increase in expenses of consolidated VIEs for 2024 compared with 2023 was primarily due to an increase in legal expenses related to a consolidated VIE.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2024 and 2023, 24% and 26%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily included our first-lien RMBS and CDO exposures.

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of December 31, 2024 and 2023, MBIA Corp. had $554 million and $596 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $36 million and $39 million, as of December 31, 2024 and 2023, respectively. During 2024, MBIA Corp. terminated all of its remaining ABS CDO exposure. As of December 31, 2023, MBIA Corp. insured $117 million of ABS CDOs.

We may experience considerable incurred losses in certain of the above RMBS sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.

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

U.S. Public Finance and International and Structured Finance Reinsurance

Reinsurance enables the Company to cede exposure for purposes of syndicating risk. The Company generally retains the right to reassume the business ceded to reinsurers under certain circumstances, including a reinsurer’s rating downgrade below specified thresholds. Currently, we do not intend to use reinsurance to decrease the insured exposure in our portfolio. Refer to “Note 12: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a further discussion about reinsurance agreements.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,			Percent Change
In millions	2024	2023	2022	2024 vs 2023	2023 vs 2022
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(176)	$(195)	$(418)	-10%	-53%
Investing activities	287	767	623	-63%	23%
Financing activities	(132)	(542)	(285)	-76%	90%
Effect of exchange rate changes on cash and cash equivalents	-	-	(2)	-%	-100%
Cash and cash equivalents - beginning of period	108	78	160	38%	-51%
Cash and cash equivalents - end of period	$87	$108	$78	-19%	38%

Operating activities

Net cash used by operating activities decreased for 2024 compared with 2023 primarily due to a decrease in losses and LAE and operating expenses paid in 2024, partially offset by higher net investment income and other proceeds from VIEs in 2023.

Investing activities

Net cash provided by investing activities decreased for 2024 compared with 2023 primarily due to higher net proceeds from the sales of investments in 2023 related to generating liquidity to pay the extraordinary dividend and to pay claims.

Financing activities

Net cash used by financing activities decreased for 2024 compared with 2023 primarily due to the extraordinary cash dividend payment of $409 million to shareholders in 2023 and a net decrease in VIE-related cash activity of $29 million, partially offset by an increase of $41 million of principal paydowns of non-VIE related debt for 2024 compared with 2023.

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

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are primarily based on ratings from Moody’s. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of December 31, 2024, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 95% of the investments were investment grade.

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

As of December 31, 2024, Insured Investments at fair value represented $137 million or 8% of consolidated investments, of which $128 million or 8% of consolidated investments were Company-Insured Investments. As of December 31, 2024, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2024, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the Aa range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 7% of the total consolidated investment portfolio.

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
payments of operating expenses;
•
investment portfolio asset purchases; and
•
funding share repurchases.

As of December 31, 2024 and 2023, National held cash and investments of $1.2 billion and $1.3 billion, respectively, of which $56 million and $75 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of December 31, 2024, National has a stand-alone NOL carryforward of $592 million. If National becomes profitable, it is not expected to make any tax payments under our tax sharing agreement until it fully utilizes the available stand-alone NOL.

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
•
payment of dividends to shareholders.

As of December 31, 2024 and 2023, the liquidity positions of MBIA Inc. were $380 million and $411 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

During 2024, National declared and paid an as-of-right dividend of $69 million to its ultimate parent, MBIA Inc. During 2023, National declared and paid an as-of-right dividend of $97 million to its ultimate parent, MBIA Inc. In addition, in 2023, National paid a $550 million special dividend that was approved by the NYSDFS to its ultimate parent, MBIA Inc. Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of payments to MBIA Inc. There can be no assurance as to the amount and timing of any future dividends from National. We expect that National will continue to seek approval to pay additional special dividends to MBIA in future years. However, there can be no assurance whether or when the NYSDFS will approve such requests and, if the NYSDFS does approve such dividends, in what amounts.

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
•
principal and interest receipts on assets held in its investment portfolio, including the proceeds from the sale of assets; and
•
installment premiums and fees.

The primary uses of cash by MBIA Corp. are:

•
loss and LAE or commutation payments on insured transactions; and
•
payments of operating expenses.

As of December 31, 2024 and 2023, MBIA Corp. held cash and investments of $243 million and $323 million, respectively, of which $27 million and $41 million were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Advances Agreement

MBIA Inc., National, MBIA Insurance Corporation and certain other affiliates are party to an intercompany advances agreement (the “MBIA Advances Agreement”). The MBIA Advances Agreement permits National to make advances to MBIA Inc. and other MBIA group companies that are party to the agreement at a rate per annum equal to SOFR plus 0.51161%. The agreement also permits other affiliates to make advances to National or MBIA Insurance Corporation at a rate per annum equal to SOFR plus 0.16161%. Advances by National cannot exceed 3% of its net admitted assets as of the last quarter end. As of December 31, 2024 and 2023, there were no amounts drawn under the agreement.

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2024. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information about these contractual obligations, including “Note 6: Loss and Loss Adjustment Expense Reserves” and “Note 12: Insurance in Force” for additional information about our insurance claim obligations and exposures under our insurance contracts.

		Due Within
In millions	Total	1 Year
U.S. public finance insurance segment:
Gross insurance claim obligations (1)	$774	$131
Lease liability	7	7
Corporate segment:
Long-term debt	336	63
Investment agreements	256	41
Medium-term notes	629	4
International and structured finance insurance segment:
Gross insurance claim obligations (1)	425	24
Surplus notes	3,685	1,643
Total	$6,112	$1,913
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

Estimated potential insurance claim payments for obligations issued by VIEs consolidated in our international and structured finance insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2024, VIE notes issued by issuer-sponsored consolidated VIEs totaled $31 million and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation. The Company’s involvement with VIEs is continually reassessed as required by consolidation guidance, and may result in consolidation or deconsolidation of VIEs in future periods. As the Company consolidates and deconsolidates VIEs, the amount of VIE debt obligations recorded on its balance sheet may change significantly.

Long-term debt, investment agreements, MTNs and surplus notes include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2024. Principal payments under investment agreements are based on contractual maturity and exclude puttable options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

All other principal payments are based on contractual maturity dates. Refer to “Note 9: Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information about MBIA Inc.’s debt obligations.

Included in the international and structured finance insurance segment’s surplus notes due within one year is $1.6 billion of unpaid interest related to 2013 through 2024 interest payments for which MBIA Insurance Corporation’s requests for approval to pay was not approved by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment from the NYSDFS. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by its scheduled interest payment date. Refer to “MBIA Insurance Corporation – Capital and surplus” section below for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital.

Capital Resources

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp.

In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. Also, MBIA Inc. may repurchase or National may purchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Purchases or repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or National may acquire or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations at prices when we deem it beneficial to our shareholders. Refer to "Note 16: Common and Preferred Stock" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information about MBIA Inc.'s share repurchases and National's share purchases. Also, refer to "Note 9: Debt" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information about debt repurchases or redemptions. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from National; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of this Form 10-K and the “Liquidity and Capital Resources—Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by the NYSDFS. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. We have commenced the process of dissolving MBIA Mexico under Mexican law. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and with statutory accounting principles (“U.S. STAT”) and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

National – Statutory Capital and Surplus

National had statutory capital of $912 million and $1.1 billion as of December 31, 2024 and 2023, respectively. As of December 31, 2024, National’s policyholders' surplus was $602 million. For 2024 and 2023, National had statutory net loss of $133 million and $142 million, respectively. Refer to the “National — Claims - Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of December 31, 2024, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

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

National had positive earned surplus as of December 31, 2024 from which it may pay dividends, subject to the limitations described above. During 2024, National declared and paid an as-of-right dividend of $69 million to its ultimate parent, MBIA Inc. During 2023, National paid a $550 million special dividend that was approved by the NYSDFS to its ultimate parent, MBIA Inc. In addition, in 2023, National declared and paid an as-of-right dividend of $97 million to its ultimate parent, MBIA Inc.

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

National’s CPR and components thereto, as of December 31, 2024 and 2023 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2024	2023
Policyholders' surplus	$602	$763
Contingency reserves	310	354
Statutory capital	912	1,117
Unearned premiums	208	237
Present value of installment premiums (1)	95	101
Premium resources (2)	303	338
Net loss and LAE reserves (1)	130	75
Salvage reserves on paid claims (1)	162	151
Gross loss and LAE reserves	292	226
Total claims-paying resources	$1,507	$1,681
________________
(1) - Calculated using a discount rate of 4.78% and 4.67% as of December 31, 2024 and 2023, respectively.
(2) - Includes financial guarantee and insured derivative related premiums.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $88 million and $152 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, MBIA Insurance Corporation’s policyholders’ surplus was $83 million. For 2024 and 2023, MBIA Insurance Corporation had statutory net losses of $64 million and $28 million, respectively. Refer to the “MBIA Insurance Corporation — Claims - Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of December 31, 2024, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of December 31, 2024, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

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

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition, as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of January 15, 2025, the most recent scheduled interest payment date, there was $1.6 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of December 31, 2024, MBIA Insurance Corporation had “free and divisible surplus” of $65 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of December 31, 2024 and 2023 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2024	2023
Policyholders’ surplus	$83	$147
Contingency reserves	5	5
Statutory capital	88	152
Unearned premiums	21	30
Present value of installment premiums (1)	20	26
Premium resources (2)	41	56
Net loss and LAE reserves (1)	57	27
Salvage reserves on paid claims (1) (3)	170	269
Gross loss and LAE reserves	227	296
Total claims-paying resources	$356	$504
________________
(1) - Calculated using a discount rate of 5.42% and 5.48% as of December 31, 2024 and 2023, respectively.
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

Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. Level 3 assets represented approximately 5% and 7% of total assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively. Level 3 liabilities represented approximately 99% of total liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

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

INTEREST RATE SENSITIVITY

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2024 from instantaneous shifts in interest rates:

Change in Interest Rates
	300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
	Point	Point	Point	Point	Point	Point
In millions	Decrease	Decrease	Decrease	Increase	Increase	Increase
Estimated change in fair value	$173	$106	$46	$(37)	$(68)	$(93)

FOREIGN EXCHANGE RATE SENSITIVITY

The Company is exposed to foreign exchange rate risk in respect of liabilities denominated in currencies other than U.S. dollars. Certain liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. The majority of the Company’s foreign exchange rate risks is with the Euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2024 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(14)	$(7)	$7	$14

CREDIT SPREAD SENSITIVITY

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2024 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

Change in Credit Spreads
	50 Basis	50 Basis	200 Basis
	Point	Point	Point
In millions	Decrease	Increase	Increase
Estimated change in fair value	$29	$(36)	$(101)

Item 8. Financial Statements

MBIA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MBIA Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Certain Loss and Loss Adjustment Expense (LAE) Reserves and Insurance Loss Recoverable - U.S. Public Finance Insurance

As described in Notes 1, 2 and 6 to the consolidated financial statements, management recognizes loss reserves on a contract-by-contract basis when the present value of probability-weighted expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. In addition, management recognizes potential recoveries on paid claims based on probability-weighted cash inflows present valued at applicable risk-free rates as of the measurement date. Management estimates the likelihood of possible claim payments and possible recoveries using probability-weighted expected cash flows based on information available as of the measurement date, including market information. As of December 31, 2024, for U.S. Public Finance Insurance, the loss and LAE reserves were $299 million and the insurance loss recoverable was $165 million, both of which primarily relate to insured debt obligations of Puerto Rico. In formulating loss reserves and recoveries for its Puerto Rico exposures, estimates in management’s probability-weighted scenarios include assumptions related to the nature, value, and timing of net cash flows considering the following: environmental, economic, and political developments on the island; litigation and ongoing discussions with creditors and obligors on the Title III proceedings; contractual debt service payments; any existing settlement agreements or proposals and deviations from these proposals; the remediation strategy for insured obligations that have defaulted or are expected to default; and values of other obligations of the issuer.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of the estimates for certain loss and LAE reserves and insurance loss recoverable for U.S. Public Finance Insurance, including controls over the cash flow models and the development of significant assumptions. These procedures also included, among others, (i) testing management’s process for developing the estimates for the loss and LAE reserves and insurance loss recoverable for U.S. Public Finance Insurance, (ii) evaluating the appropriateness of management’s cash flow models, (iii) testing the completeness and accuracy of data provided by management and used in management’s models, and (iv) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of the aforementioned assumptions used in certain of management’s cash flow models.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 27, 2025

We have served as the Company’s auditor since at least 1986. We have not been able to determine the specific year we began serving as auditor of the Company.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $1,080 and $1,175)	$925	$1,043
Investments carried at fair value	237	337
Short-term investments, at fair value (amortized cost $492 and $548)	492	548
Other investments at amortized cost	1	3
Total investments	1,655	1,931
Cash and cash equivalents	84	104
Premiums receivable (net of allowance for credit losses of $- and $- )	133	146
Deferred acquisition costs	27	31
Insurance loss recoverable	185	183
Assets held for sale	11	73
Other assets	42	76
Assets of consolidated variable interest entities:
Cash	3	3
Investments carried at fair value	-	22
Loans receivable at fair value	28	35
Other assets	-	2
Total assets	$2,168	$2,606
Liabilities and Equity
Liabilities:
Unearned premium revenue	$199	$232
Loss and loss adjustment expense reserves	526	473
Long-term debt	2,741	2,585
Medium-term notes (includes financial instruments carried at fair value of $35 and $40)	440	497
Investment agreements	204	221
Liabilities held for sale	7	64
Other liabilities	78	86
Liabilities of consolidated variable interest entities:
Variable interest entity debt (includes financial instruments carried at fair value of $31 and $78)	43	81
Derivative liabilities	6	14
Total liabilities	4,244	4,253
Commitments and contingencies (Refer to Note 18)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,492	2,515
Retained earnings (deficit)	(1,591)	(1,144)
Accumulated other comprehensive income (loss), net of tax of $7 and $7	(128)	(139)
Treasury stock, at cost--232,215,934 and 232,323,184 shares	(3,145)	(3,172)
Total shareholders' equity of MBIA Inc.	(2,089)	(1,657)
Preferred stock of subsidiary and noncontrolling interest held for sale	13	10
Total equity	(2,076)	(1,647)
Total liabilities and equity	$2,168	$2,606

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share amounts)

	Years Ended December 31,
	2024	2023	2022

Revenues
Premiums earned:
Scheduled premiums earned	$32	$35	$39
Refunding premiums earned	4	2	14
Premiums earned (net of ceded premiums of $1, $1, and $1)	36	37	53
Net investment income	84	116	95
Net realized investment gains (losses)	(3)	(76)	(41)
Net gains (losses) on financial instruments at fair value and foreign exchange	(42)	4	45
Fees and reimbursements	3	-	5
Other net realized gains (losses)	1	(4)	(8)
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	(23)	(45)	(14)
Other net realized gains (losses)	(14)	(25)	19
Total revenues	42	7	154
Expenses
Losses and loss adjustment	184	177	38
Amortization of deferred acquisition costs	4	5	8
Operating	69	87	68
Interest	208	210	179
Expenses of consolidated variable interest entities:
Operating	17	11	8
Interest	1	1	1
Total expenses	483	491	302
Income (loss) from continuing operations before income taxes	(441)	(484)	(148)
Provision (benefit) for income taxes	-	-	1
Income (loss) from continuing operations	(441)	(484)	(149)
Income (loss) from discontinued operations, net of income taxes	(3)	(3)	(54)
Net income (loss)	(444)	(487)	(203)
Less: Net income from discontinued operations attributable to noncontrolling interest	3	4	(8)
Net income (loss) attributable to MBIA Inc.	$(447)	$(491)	$(195)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted
Continuing operations	$(9.31)	$(10.03)	$(3.00)
Discontinued operations	(0.12)	(0.15)	(0.92)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted	$(9.43)	$(10.18)	$(3.92)
Weighted average number of common shares outstanding
Basic	47,436,079	48,207,574	49,803,739
Diluted	47,436,079	48,207,574	49,803,739

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2024	2023	2022

Net income (loss) attributable to MBIA Inc.	$(447)	$(491)	$(195)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(19)	33	(362)
Reclassification adjustments for (gains) losses included in net income (loss)	3	67	(10)
Foreign currency translation:
Foreign currency translation gains (losses)	(1)	-	2
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	-	(1)	(31)
Reclassification adjustments for (gains) losses included in net income (loss)	28	45	18
Total other comprehensive income (loss)	11	144	(383)
Comprehensive income (loss) attributable to MBIA Inc.	$(436)	$(347)	$(578)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In millions except share and per share amounts)

	Years Ended December 31,
	2024	2023	2022

Common shares
Balance at beginning and end of year	283,186,115	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of year	$283	$283	$283
Additional paid-in capital
Balance at beginning of year	$2,515	$2,925	$2,931
Cash dividends paid ($8.00 per common share)	-	(409)	-
Share-based compensation	(23)	(1)	(6)
Balance at end of year	$2,492	$2,515	$2,925
Retained earnings (deficit)
Balance at beginning of year	$(1,144)	$(653)	$(458)
Net income (loss) attributable to MBIA Inc.	(447)	(491)	(195)
Balance at end of year	$(1,591)	$(1,144)	$(653)
Accumulated other comprehensive income (loss)
Balance at beginning of year	$(139)	$(283)	$100
Other comprehensive income (loss)	11	144	(383)
Balance at end of year	$(128)	$(139)	$(283)
Treasury shares
Balance at beginning of year	(232,323,184)	(228,333,444)	(228,630,003)
Treasury shares acquired under share repurchase program	-	(3,568,886)	-
Other	107,250	(420,854)	296,559
Balance at end of year	(232,215,934)	(232,323,184)	(228,333,444)
Treasury stock amount
Balance at beginning of year	$(3,172)	$(3,154)	$(3,169)
Treasury shares acquired under share repurchase program	-	(29)	-
Other	27	11	15
Balance at end of year	$(3,145)	$(3,172)	$(3,154)
Total shareholders' equity of MBIA Inc.
Balance at beginning of year	$(1,657)	$(882)	$(313)
Period change	(432)	(775)	(569)
Balance at end of year	$(2,089)	$(1,657)	$(882)
Preferred stock of subsidiary shares
Balance at beginning and end of year	1,315	1,315	1,315
Preferred stock of subsidiary and noncontrolling interest held for sale
Balance at beginning of year	$10	6	13
Period change	3	4	(7)
Balance at end of year	$13	$10	$6
Total equity	$(2,076)	$(1,647)	$(876)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Premiums, fees and reimbursements received	$17	$18	$25
Investment income received	57	105	92
Proceeds from litigation settlement	-	-	18
Financial guarantee losses and loss adjustment expenses paid	(157)	(214)	(1,108)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	22	10	694
Operating expenses paid and other operating	(57)	(71)	(97)
Other proceeds from consolidated variable interest entities	2	28	-
Interest paid, net of interest converted to principal	(53)	(64)	(43)
Income taxes (paid) received	-	-	(1)
Cash (used) provided by discontinued operations	(7)	(7)	2
Net cash provided (used) by operating activities	(176)	(195)	(418)
Cash flows from investing activities:
Purchases of available-for-sale investments	(210)	(366)	(1,009)
Sales of available-for-sale investments	115	943	1,100
Paydowns, maturities and other proceeds of available-for-sale investments	207	214	411
Purchases of investments at fair value	(114)	(77)	(148)
Sales, paydowns, maturities and other proceeds of investments at fair value	189	279	228
Sales, paydowns and maturities (purchases) of short-term investments, net	76	(186)	31
Paydowns and maturities of loans receivable	6	9	8
Consolidation/(deconsolidation) of variable interest entities	-	(2)	2
(Payments) proceeds for derivative settlements	(1)	(38)	(10)
Proceeds (payments) from discontinued operations	19	(9)	10
Net cash provided (used) by investing activities	287	767	623
Cash flows from financing activities:
Proceeds from investment agreements	-	7	8
Principal paydowns of investment agreements	(5)	(12)	(54)
Principal paydowns of medium-term notes	(62)	(15)	(74)
Proceeds from variable interest entity debt	8	62	2
Principal paydowns/redemptions of variable interest entity debt	(59)	(142)	(135)
Dividends paid	-	(409)	-
Principal paydowns of long-term debt	(1)	-	(29)
Purchases of treasury stock	(4)	(38)	(3)
Cash provided (used) by discontinued operations	(9)	5	-
Net cash provided (used) by financing activities	(132)	(542)	(285)
Effect of exchange rate changes on cash and cash equivalents	-	-	(2)
Net increase (decrease) in cash and cash equivalents	(21)	30	(82)
Cash and cash equivalents - beginning of year	108	78	160
Cash and cash equivalents - end of year	$87	$108	$78
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(444)	$(487)	$(203)
Income (loss) from discontinued operations, net of income taxes	(3)	(3)	(54)
Income (loss) from continuing operations	(441)	(484)	(149)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Change in:
Premiums receivable	13	14	32
Unearned premium revenue	(33)	(34)	(56)
Loss and loss adjustment expense reserves	53	24	(468)
Insurance loss recoverable	(2)	(46)	120
Accrued interest payable	162	159	145
Other assets and liabilities	8	(1)	(67)
Net realized investment gains (losses)	3	76	41
Net (gains) losses on financial instruments at fair value and foreign exchange	65	41	(31)
Other net realized (gains) losses	13	29	(11)
Other operating	(17)	27	26
Total adjustments to income (loss) from continuing operations	265	289	(269)
Net cash provided (used) by operating activities	$(176)	$(195)	$(418)
Supplementary Disclosure of Consolidated Cash Flow Information:
Non-cash investing activities:
Loans receivable disposed of a variable interest entity	$-	$28	$-
Other investments, received from sale of net assets held for sale	-	3	-
Fixed-maturity securities held as available-for-sale, received as salvage	-	-	582
Investments carried at fair value, received as salvage	-	-	277
Non-cash financing activities:
Variable interest entity notes disposed of upon deconsolidation	-	22	-

The accompanying notes are an integral part of the consolidated financial statements.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties

Summary

MBIA Inc., together with its consolidated subsidiaries, (collectively, “MBIA” or the “Company”) operates within the financial guarantee insurance industry. MBIA manages three operating segments: 1) United States (“U.S.”) public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company’s U.S. public finance insurance business is managed through National Public Finance Guarantee Corporation (“National”), the corporate segment is managed through MBIA Inc. and several of its subsidiaries, including its service company, MBIA Services Corporation (“MBIA Services”) and its international and structured finance insurance business is managed through MBIA Insurance Corporation and its subsidiaries (“MBIA Corp.”).

Refer to “Note 11: Business Segments” for further information about the Company’s operating segments.

Business Developments

PREPA

During 2024, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $137 million. As of December 31, 2024, National had $670 million of debt service outstanding related to PREPA.

In January 1, 2025, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $13 million.

On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA.

A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision"). On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee ("UCC") filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. Following a status conference held on July 10, 2024, the Court imposed a 60-day stay of all litigation and other filings related to the amended Plan, which stay was subsequently extended until March 24, 2025, and ordered the parties into mediation. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan, National’s PREPA loss reserves and recoveries could be materially adversely affected. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for a further discussion of the Company’s PREPA reserves and recoveries.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

Zohar CDOs

Payment of claims on MBIA Corp.’s policies insuring the Class A-1 and A-2 notes issued by Zohar collateralized debt obligation (“CDO”) 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) (collectively, the “Zohar CDOs”), entitled MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. Pursuant to a plan of liquidation that became effective in August of 2022, all remaining loans made to, and equity interests in, portfolio companies, were distributed to MBIA Corp. either directly or in the form of interests in certain asset recovery entities. For those portfolio companies in which the Company does not have a majority of the voting interest, the Company recorded these assets as investments. For those portfolio companies in which the Company owns a majority of the voting interest, the Company consolidated the assets, liabilities, and financial results of these companies and classified these entities as discontinued operations and held for sale. Refer to “Note 2: Significant Accounting Policies” for the Company’s accounting policies related to its net assets held for sale and discontinued operations. In addition, certain of the Zohar debtors’ litigation claims were transferred into a litigation trust that the Company consolidated as a variable interest entity (“VIE”).

There still remains significant uncertainty with respect to the realizable value of the remaining loans to and equity interests in these portfolio companies and the litigation trust. Further, as the monetization of these assets unfolds, and new information concerning the financial condition of the portfolio companies is disclosed, the Company will continue to revise its expectations for recoveries.

Discontinued Operations

As of December 31, 2024 and 2023, the assets and liabilities of these entities are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022. During 2024, certain net assets of one of the Company's Zohar-related portfolio companies that were classified as held for sale were disposed. Any remaining assets and liabilities are being wound-down and were classified as held for use. Also, during 2023, certain net assets of another Zohar-related portfolio company that were classified as held for sale were disposed. The consideration received as part of these dispositions were approximate to the carrying values of the assets and liabilities sold.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

The following table summarizes the components of assets and liabilities held for sale:

	As of
In millions	December 31, 2024	December 31, 2023
Assets held for sale
Cash	$-	$1
Accounts receivable	1	17
Goodwill	11	90
Other assets	2	9
Loss on disposal group	(3)	(44)
Total assets held for sale	$11	$73
Liabilities held for sale
Accounts payable	$1	$7
Debt	1	39
Accrued expenses and other	5	18
Total liabilities held for sale	$7	$64

The results of operations from discontinued operations for the years ended December 31, 2024, 2023 and 2022 consist of the following:

	Years Ended December 31,
In millions	2024	2023	2022
Revenues:
Revenues	$59	$116	$58
Cost of sales	28	58	29
Total revenues from discontinued operations	31	58	29
Expenses:
Operating	31	67	28
Interest	3	4	1
Increase (decrease) on loss on disposal group	-	(10)	54
Total expenses from discontinued operations	34	61	83
Income (loss) before income taxes from discontinued operations	(3)	(3)	(54)
Provision (benefit) for income taxes from discontinued operations	-	-	-
Income (loss) from discontinued operations, net of income taxes	$(3)	$(3)	$(54)

Dividends

In December of 2024 and November of 2023, National declared and paid as-of-right dividends of $69 million and $97 million, respectively, to its ultimate parent, MBIA Inc. In addition, on December 7, 2023, National paid a $550 million special dividend that was approved by the New York State Department of Financial Services (“NYSDFS”) to its ultimate parent, MBIA Inc. Also on December 7, 2023, the Company's Board of Directors declared an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. The dividend was paid on December 22, 2023 to shareholders of record as of the close of business on December 18, 2023. Due to the absence of retained earnings for MBIA Inc., the Company accounted for the dividend as a return of capital that was paid from additional paid-in capital on the Company's consolidated balance sheet.

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

National’s Insured Portfolio

National continues to monitor and remediate its existing insured portfolio. Certain state and local governments and territory obligors that National insures are under financial and budgetary stress. This could lead to an increase in defaults by such entities on the payment of their obligations and losses or impairments on a greater number of National’s insured transactions. In particular, PREPA is currently in bankruptcy-like proceedings in the United States District Court for the District of Puerto Rico. Refer to the “PREPA” section above for further information. National monitors and analyzes these situations and other stressed credits closely, and the overall extent and duration of this stress is uncertain.

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

Recoveries

In addition to the recoveries related to the Zohar CDOs, MBIA Corp. also projects to collect recoveries from prior claims associated with insured residential mortgage-backed securities (“RMBS”); however, the amount and timing of these collections are uncertain.

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

Investments

The Company classifies its fixed-maturity investments as available-for-sale (“AFS”), held-to-maturity or trading. AFS investments are reported in the consolidated balance sheets at fair value with non-credit related unrealized gains and losses, net of applicable deferred income taxes, reflected in accumulated other comprehensive income (loss) (“AOCI”) in shareholders’ equity. The specific identification method is used to determine realized gains and losses on AFS securities. Investments carried at fair value consist of equity instruments and fixed-maturity investments elected under the fair value option. Short-term investments include all fixed-maturity securities held as AFS with a remaining maturity of less than one year at the date of purchase, including commercial paper and money market securities.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Held For Sale Classification and Discontinued Operations

In connection with the Zohar CDOs' plan of liquidation and the acquisition of the related interests, the Company classifies the assets and liabilities of consolidated portfolio companies and the interests in certain nonconsolidated portfolio companies as held for sale since they met the held for sale criteria in accordance with Accounting Standards Codification (“ASC”) 360-10, Property, Plant, and Equipment. Additionally, since these consolidated portfolio companies met the one-year probable sale criteria on acquisition, and the remaining held for sale criteria within a short period following the acquisition, these companies were classified as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations. For the net assets held for sale beyond the one-year probable sale criteria, the Company continues to meet exceptions permitting it to continue to record these net assets as held for sale. The Company continues to actively market its net assets held for sale and has identified interested parties, including having attained various stages of a sales or liquidation process. In addition, the Company has continued to (i) take necessary actions to respond to changes in circumstances, including recording a loss on disposal group; (ii) actively market the net assets at prices that are deemed reasonable; and (iii) meet the criteria for held for sale classification. The assets and liabilities of these companies are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Also, the results of operations for these companies are classified as "Income from discontinued operations, net of income taxes" on the Company’s consolidated statements of operations. The Company consolidated the operating results of these portfolio companies on a two-month lag to allow for a more timely preparation of the Company's consolidated financial statements. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about the Company’s held for sale assets and liabilities and discontinued operations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Medium-Term Notes and Investment Agreements

Medium-term notes ("MTNs") and investment agreements are carried at the principal amount outstanding plus accrued interest and net of unamortized discounts, or elected to be recorded at fair value for certain MTNs that are hybrid financial instruments given the complexity of bifurcating the embedded derivatives. For MTNs carried at fair value, changes in fair value are recorded in earnings, except for the portion of unrealized gains (losses) caused by a change in the instrument-specific credit risk which are recorded in AOCI. Interest expense is accrued at the contractual interest rate. Discounts are amortized and reported as interest expense.

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

Stock-Based Compensation

The Company recognizes in earnings, generally over the vesting or service period of an award, the cost of all stock-based payment transactions using the fair value of the stock-based compensation provided. Refer to “Note 14: Benefit Plans” for a further discussion regarding the methodology utilized in recognizing employee stock compensation expense.

Foreign Currency Translation

Financial statement assets and liabilities denominated in foreign currencies are reported in U.S. dollars generally using rates of exchange prevailing as of the balance sheet date. Translation adjustments resulting from the translation of the financial statements of the Company’s non-U.S. operations from its functional currency into U.S. dollars are included in AOCI in shareholders’ equity. Operating results of the Company’s non-U.S. operations are translated at average rates of exchange prevailing during the year. Foreign currency remeasurement gains and losses resulting from transactions in non-functional currencies are recorded in earnings. The Company derecognizes the cumulative translation adjustment reported in AOCI and includes the amount as part of the gain or loss on the sale or liquidation of its investment in a foreign entity in the period in which the sale or liquidation occurs.

Income Taxes

Deferred income taxes are recorded with respect to temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to net operating losses (“NOLs”), accrued surplus note interest, foreign tax credits, loss reserve deductions, premium revenue recognition, deferred acquisition costs, and unrealized gains and losses. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2024 and 2023, the Company had a full valuation allowance on its net deferred tax asset. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates in the period in which changes are approved by the relevant authority.

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

Refer to “Note 10: Income Taxes” for additional information about the Company’s income taxes.

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07)

In November of 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. This ASU was effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon the effective date, the amendments were applied retrospectively to all periods presented. The Company adopted the amendments of ASU 2023-07 for its fiscal year ending December 31, 2024. The adoption of ASU 2023-07 only impacted the segment disclosures within the Company's consolidated financial statements and did not impact amounts reported on the Company's balance sheet, statement of operations, statement of comprehensive income or statement of cash flows.

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

Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03)

In November of 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses" which requires to disclose the amounts of employee compensation, depreciation, intangible asset amortization, and certain other costs and expenses included in each relevant expense caption on the consolidated statements of operations and include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, ASU 2024-03 requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon the effective date, the amendments can be applied either prospectively or retrospectively. The Company is currently evaluating the potential impact of adopting ASU 2024-03.

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

Consolidated VIEs

The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIE are present according to the design and characteristics of these entities. During the fourth, third and first quarters of 2024, the Company had no additional consolidations or deconsolidations of VIEs. During the second quarter of 2024, the Company did not consolidate any additional VIEs and deconsolidated one VIE due to the prepayment of outstanding notes and recorded losses of $14 million, of which $9 million was due to credit losses in AOCI that were released to earnings. During the third, second and first quarters of 2023, the Company deconsolidated one structured finance VIE each quarter due to the commutation of the credit enhancement on or prepayments of the outstanding notes of the VIEs that the Company insured and recorded losses of $7 million, $7 million and $15 million, respectively. There were no consolidations or deconsolidations in the fourth quarter of 2023. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of December 31, 2024 and 2023. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2024
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$785	$26	$5	$21	$3	$224
Consumer asset-backed	86	-	-	-	-	3
Corporate asset-backed	358	-	2	-	2	-
Total global structured finance	1,229	26	7	21	5	227
Global public finance	196	-	3	-	3	-
Total insurance	$1,426	$26	$10	$21	$8	$227

	December 31, 2023
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$853	$19	$5	$23	$3	$239
Consumer asset-backed	121	-	-	1	-	3
Corporate asset-backed	402	-	2	7	3	-
Total global structured finance	1,376	19	7	31	6	242
Global public finance	218	-	4	-	4	-
Total insurance	$1,594	$19	$11	$31	$10	$242

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums

The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2024 and 2023:

In millions
			Adjustments
Premiums		Premiums	Changes in	Accretion of	Premiums
Receivable as of	Premium	from New	Expected	Premiums	Receivable as of
December 31,	Payments	Business	Term of	Receivable	December 31,
2023	Received	Written	Policies	Discount (1)	2024
$146	$(17)	$-	$-	$4	$133

(1) - Recorded within premiums earned on the Company's consolidated statements of operations.

In millions
			Adjustments
Premiums		Premiums	Changes in	Accretion of	Premiums
Receivable as of	Premium	from New	Expected	Premiums	Receivable as of
December 31,	Payments	Business	Term of	Receivable	December 31,
2022	Received	Written	Policies	Discount (1)	2023
$160	$(18)	$-	$-	$4	$146

(1) - Recorded within premiums earned on the Company's consolidated statements of operations.

As of December 31, 2024 and 2023, the weighted average risk-free rates used to discount future installment premiums was 3.0%, and the weighted average expected collection term of the premiums receivable was 8.57 years and 8.75 years, respectively. As of December 31, 2024 and 2023, reinsurance premiums payable was $3 million and $4 million, respectively and is included in “Other liabilities” in the Company’s consolidated balance sheets. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

Expected
Collection of
In millions	Premiums
Three months ending:
March 31, 2025	$2
June 30, 2025	4
September 30, 2025	4
December 31, 2025	5

Twelve months ending:
December 31, 2026	13
December 31, 2027	12
December 31, 2028	12
December 31, 2029	11

Five years ending:
December 31, 2034	44
December 31, 2039	31
December 31, 2044 and thereafter	30
Total	$168

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

					Total
					Expected
	Unearned	Expected Future			Future
	Premium	Premium Earnings			Premium
In millions	Revenue	Upfront	Installments	Accretion	Earnings
December 31, 2024	$199

Three months ending:
March 31, 2025	193	$3	$3	$1	$7
June 30, 2025	186	3	4	1	8
September 30, 2025	180	3	3	1	7
December 31, 2025	174	3	3	1	7

Twelve months ending:
December 31, 2026	153	10	11	3	24
December 31, 2027	135	9	9	3	21
December 31, 2028	119	8	8	3	19
December 31, 2029	105	7	7	3	17

Five years ending:
December 31, 2034	54	21	30	10	61
December 31, 2039	25	9	20	6	35
December 31, 2044 and thereafter	-	7	18	3	28
Total		$83	$116	$35	$234

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

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. Yields on U.S. Treasury offerings are used to discount loss reserves denominated in U.S. dollars, which represent the majority of the loss reserves. Similarly, yields on foreign government offerings are used to discount loss reserves denominated in currencies other than the U.S. dollar. Significant changes in discount rates from period to period may have a material impact on the present value of the Company’s loss reserves and expected recoveries. In addition, if the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2024. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company calculated RMBS case basis reserves as of December 31, 2024 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the secured overnight financing rate, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.

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

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of December 31, 2024 and 2023 are presented in the following table:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

	As of December 31, 2024		As of December 31, 2023
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$165	$299	$152	$230
International and Structured Finance Insurance:
Before VIE eliminations	23	238	32	335
VIE eliminations	(3)	(11)	(1)	(92)
Total international and structured finance insurance	20	227	31	243
Total	$185	$526	$183	$473

(1) - Amounts are net of estimated recoveries of expected future claims.

Changes in Loss and LAE Reserves

Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following tables present changes in the Company’s loss and LAE reserves for the years ended December 31, 2024 and 2023. Changes in loss and LAE reserves, with the exception of loss and LAE payments, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2024 and 2023, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 4.50% and 3.97%, respectively. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of December 31, 2024 and 2023, the Company’s gross loss and LAE reserves included $19 million and $8 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2024
Gross Loss						Gross Loss
and LAE		Accretion			Changes in	and LAE
Reserves as of	Loss	of Claim	Changes in		Unearned	Reserves as of
December 31,	and LAE	Liability	Discount	Changes in	Premium	December 31,
2023	Payments	Discount	Rates	Assumptions (1)	Revenue	2024
$473	$(157)	$19	$(19)	$212	$(2)	$526

(1) - Includes changes in amount and timing of estimated payments and recoveries.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2023
Gross Loss						Gross Loss
and LAE		Accretion			Changes in	and LAE
Reserves as of	Loss	of Claim	Changes in		Unearned	Reserves as of
December 31,	and LAE	Liability	Discount	Changes in	Premium	December 31,
2022	Payments	Discount	Rates	Assumptions (1)	Revenue	2023
$439	$(214)	$15	$(4)	$235	$2	$473

(1) - includes changes in amount and timing of estimated payments and recoveries.

The increase in the Company’s loss and LAE reserves during 2024 was primarily due to assumption changes for National's PREPA reserves, partially offset by the January and July claims payments on PREPA. Refer to "Note 1: Business Developments and Risks and Uncertainties" for further information on PREPA. In addition, National established reserves on a U.S. Public Finance lease-backed transaction.

The increase in the Company’s loss and LAE reserves during 2023 was primarily due to updated scenarios to reflect the then Amended Plan Support Agreement ("PSA") with PREPA as well as accretion, partially offset by claims payments on PREPA and the termination of a first-lien RMBS insured transaction.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable

Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following tables present changes in the Company’s insurance loss recoverable for the years ended December 31, 2024 and 2023. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Year Ended December 31, 2024
	Gross					Gross
	Recoverable					Recoverable
	as of		Accretion	Changes in		as of
	December 31,	Collections	of	Discount	Changes in	December 31,
In millions	2023	for Cases	Recoveries	Rates	Assumptions	2024
Insurance loss recoverable	$183	$(16)	$7	$-	$11	$185

		Changes in Insurance Loss Recoverable
		for the Year Ended December 31, 2023
	Gross					Gross
	Recoverable					Recoverable
	as of		Accretion	Changes in		as of
	December 31,	Collections	of	Discount	Changes in	December 31,
In millions	2022	for Cases	Recoveries	Rates	Assumptions	2023

Insurance loss recoverable	$137	$(8)	$6	$-	$48	$183

The increase in the Company’s insurance loss recoverable during 2024 was primarily due to reclassifying expected PREPA recoveries from loss and LAE reserves on paid claims related to 2024 claim payments, partially offset by assumption changes related to PREPA reserves and from collections of recoveries.

The increase in the Company’s insurance loss recoverable during 2023 was primarily due to the PREPA debt service payments, and included a change in scenarios to reflect the then current status of a proposed settlement which was expected in 2024.

Loss and LAE Activity

For 2024, the incurred loss primarily related to updating PREPA scenarios to reflect current developments in the PREPA remediation and extending the timing of resolution. In addition, the incurred loss related to reserves on a U.S. public finance lease-backed transaction.

For 2023, the incurred loss primarily relates to updating PREPA scenarios to reflect the then PSA, which resulted in lower net expected recoveries. Changes in scenario assumptions also included extending the effective date of a settlement until 2024. In addition, for 2023, the incurred loss included the termination of a first-lien RMBS insured transaction.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

For 2022, the loss and LAE incurred primarily related to changes in the Company's estimate of expected recoveries on National's PREPA exposure. PREPA loss reserves and recoveries included certain assumptions about the timing and amount of claims payments and recoveries. National's expected recoveries on PREPA reflected assumptions from the PREPA RSA agreed to in January of 2023. In addition, an increase in risk-free rates during 2022 attributed to the decrease in National's estimated present value of expected PREPA recoveries. This was partially offset by loss incurred benefits related to HTA and GO recoveries to reflect the fair values of the consideration received as of the acquisition date, which was higher than previous estimates. Additionally, an increase in risk-free rates during 2022, resulted in a decrease in the present value of net case reserves on first-lien RMBS.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For 2024, 2023 and 2022 gross LAE related to remediating insured obligations were $17 million, $6 million and $3 million, respectively.

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2024:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	29	-	-	90	119
Number of issues (1)	10	-	-	76	86
Remaining weighted average contract period (in years)	5.7	-	-	6.4	6.2
Gross insured contractual payments outstanding: (2)
Principal	$717	$-	$-	$1,509	$2,226
Interest	1,307	-	-	569	1,876
Total	$2,024	$-	$-	$2,078	$4,102
Gross Claim Liability (3)	$-	$-	$-	$906	$906
Less:
Gross Potential Recoveries (4)	-	-	-	467	467
Discount, net (5)	-	-	-	107	107
Net claim liability (recoverable)	$-	$-	$-	$332	$332
Unearned premium revenue	$4	$-	$-	$9	$13
Reinsurance recoverable on paid and unpaid losses (6)					$16

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Substantially all of these investments are valued based on recently executed transaction prices or quoted market prices by independent third parties, including pricing services and brokers. When quoted market prices are not available, fair value is generally determined using quoted prices of similar investments or a valuation model based on observable and unobservable inputs. Inputs vary depending on the type of investment. Observable inputs include contractual cash flows, interest rate yield curves, credit default swap (“CDS”) spreads, prepayment and volatility scores, diversity scores, cross-currency basis index spreads, and credit spreads for structures similar to the financial instrument in terms of issuer, maturity and seniority. Unobservable inputs include cash flow projections, the value of any credit enhancement and currently for certain equity investments, a discount rate, EBITDA multiple and EBITDA royalty share.

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

Derivatives

A VIE consolidated by the Company entered into a derivative instrument consisting of a cross currency swap that as of December 31, 2024 and December 31, 2023 had outstanding notional amounts of $36 million and $39 million, respectively. The cross currency swap was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair value of the VIE derivative was determined based on the valuation provided by an independent third-party, which is included in “Liabilities of consolidated variable interest entities – Derivative liabilities” on the Company’s consolidated balance sheets. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	Fair Value as of			Range
	December 31,			(Weighted
In millions	2024	Valuation Techniques	Unobservable Input	Average)
Assets:
Equity Investments	$52	Discounted cash flow	Discount rate (1)
			EBITDA multiple (1)
		Type certificate	Discount rate (1)
			EBITDA royalty share (1)
Loans carried at fair value	15	Discounted cash flow	Discount rate (1)
Assets of consolidated VIEs:
Loans receivable at fair value	28	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	27% - 27% (27%) (2)

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

(1) - Range for EBITDA multiples, discount rate, weightings, hard asset values and type certificate values are not meaningful.

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

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2024 and 2023:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable		Balance as of
	Assets	Inputs	Inputs		December 31,
In millions	(Level 1)	(Level 2)	(Level 3)		2024
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$481	$-	$-		$481
State and municipal bonds	-	102	-		102
Foreign governments	-	10	-		10
Corporate obligations	-	435	16	(1)	451
Mortgage-backed securities:
Residential mortgage-backed agency	-	111	-		111
Residential mortgage-backed non-agency	-	41	-		41
Commercial mortgage-backed	-	7	-		7
Asset-backed securities:
Collateralized debt obligations	-	101	-		101
Other asset-backed	-	52	-		52
Total fixed-maturity investments	481	859	16		1,356
Money market securities	181	-	-		181
Equity investments	48	7	52		117	(2)
Cash and cash equivalents	84	-	-		84
Assets of consolidated VIEs:
Cash	3	-	-		3
Loans receivable at fair value:
Residential loans receivable	-	-	28		28
Total assets	$797	$866	$96		$1,769
Liabilities:
Medium-term notes	$-	$-	$35		$35
Other liabilities:
Insured credit derivatives	-	1	-		1
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	31		31
Currency derivatives	-	-	6		6
Total liabilities	$-	$1	$72		$73

(1) - Includes loans carried at fair value of $15 million.

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

Level 3 assets at fair value as of December 31, 2024 and 2023 represented approximately 5% and 7%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2024 and 2023 represented approximately 99% of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2024 and 2023. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	December 31,	December 31,
In millions	(Level 1)	(Level 2)	(Level 3)	2024	2024
Assets:
Other investments	$-	$-	$1	$1	$1
Total assets	$-	$-	$1	$1	$1
Liabilities:
Long-term debt	$-	$305	$-	$305	$2,741
Medium-term notes	-	-	217	217	403	(1)
Investment agreements	-	-	217	217	204
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	12	12	12
Total liabilities	$-	$305	$446	$751	$3,360
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$764	$764	$540
Ceded recoverable (liability)	-	-	19	19	18

(1) - The carry value includes the complex interest calculations embedded in certain MTNs elected to be accounted for as separate derivatives that are reported together with the host contract. As of December 31, 2024, the Company had no embedded derivative assets and had embedded derivative liabilities of $2 million.

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

(1) - The carry value includes the complex interest calculations embedded in certain MTNs elected to be accounted for as separate derivatives that are reported together with the host contract. As of December 31, 2023, the Company had embedded derivative assets and liabilities of $1 million and $3 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2024 and 2023:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2024

												Change in	Change in
												Unrealized	Unrealized
												Gains	Gains
												(Losses) for	(Losses) for
												the Period	the Period
												Included in	Included in
		Total										Earnings for	OCI for
		Gains /	Unrealized									Assets	Assets
		(Losses)	Gains /									still held	still held
	Balance	Included	(Losses)					Transfers	Transfers			as of	as of
	Beginning	in	Included					into	out of	Ending		December 31,	December 31,
In millions	of Year	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance		2024	2024(1)
Assets:
Corporate obligations	$1	$(2)	$-	$17	$-	$-	$-	$-	$-	$16	(3)	$-	$-
Equity investments	108	(56)	-	-	-	-	-	-	-	52		(56)	-
Assets of consolidated VIEs:
Loans receivable - residential	35	(4)	-	-	-	(3)	-	-	-	28		(6)	-
Other	2	-	-	-	-	-	(2)	-	-	-		-	-
Total assets	$146	$(62)	$-	$17	$-	$(3)	$(2)	$-	$-	$96		$(62)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses								still held	still held
	Balance,	Included	Included in					Transfers	Transfers		as of	as of
	Beginning	in	Credit Risk					into	out of	Ending	December 31,	December 31,
In millions	of Year	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2024	2024(2)
Liabilities:
Medium-term notes	$40	$(4)	$(1)	$-	$-	$-	$-	$-	$-	$35	$(4)	$(1)
Liabilities of consolidated VIEs:
VIE notes	78	40	(27)	-	-	(40)	(20)	-	-	31	-	1
Currency derivatives	14	(8)	-	-	-	-	-	-	-	6	(8)	-
Total liabilities	$132	$28	$(28)	$-	$-	$(40)	$(20)	$-	$-	$72	$(12)	$-

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

(3) - Includes loans carried at fair value of $15 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2023

											Change in	Change in
											Unrealized	Unrealized
											Gains	Gains
											(Losses) for	(Losses) for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		Gains /	Unrealized								Assets	Assets
		(Losses)	Gains /								still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	December 31,	December 31,
In millions	of Year	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(1)
Assets:
Corporate obligations	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1	$-	$-
Equity securities	115	(7)	-	-	-	-	-	-	-	108	(7)	-
Assets of consolidated VIEs:
Loans receivable - residential	78	(33)	-	-	-	(9)	(1)	-	-	35	1	-
Other	23	4	-	-	-	-	(25)	-	-	2	(1)	-
Total assets	$216	$(36)	$-	$-	$-	$(9)	$(26)	$1	$-	$146	$(7)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		(Gains) /	Unrealized								Liabilities	Liabilities
		Losses	(Gains) /								still held	still held
	Balance,	Included	Losses					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	December 31,	December 31,
In millions	of Year	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2023	2023(2)
Liabilities:
Medium-term notes	$41	$5	$(6)	$-	$-	$-	$-	$-	$-	$40	$5	$(6)
Liabilities of consolidated VIEs:
VIE notes	172	25	(38)	-	62	(46)	(97)	-	-	78	2	2
Currency derivatives	6	8	-	-	-	-	-	-	-	14	8	-
Total liabilities	$219	$38	$(44)	$-	$62	$(46)	$(97)	$-	$-	$132	$15	$(4)

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

For the years ended December 31, 2024 and 2023, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

For the year ended December 31, 2024, there were no transfers into or out of Level 3.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2024, 2023 and 2022 are reported on the Company’s consolidated statements of operations as follows:

				Change in Unrealized Gains (Losses)
				for the Period Included in Earnings
	Total Gains (Losses)			for Assets and Liabilities still
In millions	Included in Earnings			held as of December 31,
	2024	2023	2022	2024	2023	2022
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$(54)	$(12)	$40	$(52)	$(12)	$23
Revenues of consolidated VIEs (1)	(36)	(62)	(10)	2	(10)	9
Total	$(90)	$(74)	$30	$(50)	$(22)	$32

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

Derivative Instruments

The Company's derivatives are comprised of insured swaps, primarily consisting of insured interest rate swaps and inflation-linked swaps related to its insured debt issuance, embedded derivatives containing the complex interest rate calculations and a cross currency swap entered into by a consolidated VIE. The following table presents the effect of derivative instruments on the Company's consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022:

In millions
Derivatives Not Designated		Years Ended December 31,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2024	2023	2022
Insured swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$-	$-	$1
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	-	13	79
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	8	(7)	(15)
Total		$8	$6	$65

Fair Value Option

The Company elected to record at fair value certain financial instruments, including certain equity investments and financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following table presents the gains and (losses) included in the Company's consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 for financial instruments for which the fair value option was elected:

	Years Ended December 31,
In millions	2024	2023	2022
Investments carried at fair value (1)	$(55)	$1	$(17)
Fixed-maturity securities held at fair value-VIE (2)	(1)	(4)	(5)
Loans receivable and other instruments at fair value:
Residential mortgage loans (2)	(4)	(33)	10
Other assets-VIE (2)	-	4	9
Medium-term notes (1)	4	(5)	24
Variable interest entity notes (2)	(40)	(25)	(20)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange" on the Company's consolidated statements of operations.

(2) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2024 and 2023 for loans and notes for which the fair value option was elected:

	As of December 31, 2024			As of December 31, 2023
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$12	$12	$-	$18	$18	$-
Residential mortgage loans (90 days or more past due)	48	16	32	58	17	41
Corporate loans - current	16	15	1	-	-	-
Total loans receivable at fair value	$76	$43	$33	$76	$35	$41
Variable interest entity notes	$45	$31	$14	$328	$78	$250
Medium-term notes	$52	$35	$17	$55	$40	$15

The differences between the contractual outstanding principal and the fair values on residential mortgage loans receivable, VIE notes and MTNs in the preceding table are primarily attributable to credit risk. This is due to the high rate of defaults on loans (90 days or more past due), the collateral supporting the VIE notes and the nonperformance risk of the Company on its MTNs, all of which resulted in depressed pricing of the financial instruments.

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of December 31, 2024 and 2023, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were gains of $27 million and losses of $1 million, respectively, reported in AOCI on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the years ended December 31, 2024, 2023 and 2022, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $28 million, $45 million and $18 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments

Investments, excluding equity instruments and those elected under the fair value option, primarily consist of debt instruments classified as AFS.

The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of December 31, 2024 and 2023:

	December 31, 2024
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$500	$-	$-	$(19)	$481
State and municipal bonds	110	-	2	(11)	101
Foreign governments	12	-	-	(2)	10
Corporate obligations	496	-	1	(106)	391
Mortgage-backed securities:
Residential mortgage-backed agency	127	-	-	(16)	111
Residential mortgage-backed non-agency	36	-	1	(5)	32
Commercial mortgage-backed	7	-	-	-	7
Asset-backed securities:
Collateralized debt obligations	71	-	1	-	72
Other asset-backed	32	-	-	(1)	31
Total AFS investments	$1,391	$-	$5	$(160)	$1,236

	December 31, 2023
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$721	$-	$1	$(18)	$704
State and municipal bonds	128	-	3	(8)	123
Foreign governments	19	-	1	(2)	18
Corporate obligations	505	-	2	(90)	417
Mortgage-backed securities:
Residential mortgage-backed agency	149	-	-	(14)	135
Residential mortgage-backed non-agency	31	-	1	(5)	27
Commercial mortgage-backed	13	-	-	-	13
Asset-backed securities:
Collateralized debt obligations	96	-	1	(1)	96
Other asset-backed	26	-	-	(2)	24
Total AFS investments	$1,688	$-	$9	$(140)	$1,557

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of December 31, 2024. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
	Net
	Amortized	Fair
In millions	Cost	Value
Due in one year or less	$329	$329
Due after one year through five years	149	146
Due after five years through ten years	202	176
Due after ten years	438	332
Mortgage-backed and asset-backed	273	253
Total fixed-maturity investments	$1,391	$1,236

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of December 31, 2024 and 2023 was $11 million. These deposits are required to comply with state insurance laws.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of December 31, 2024 and 2023, the fair value of securities pledged as collateral for these investment agreements were $213 million and $241 million, respectively. The Company’s collateral as of December 31, 2024 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.

Impaired Investments

The following tables present the non-credit related gross unrealized losses related to AFS investments as of December 31, 2024 and 2023:

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$41	$(1)	$123	$(18)	$164	$(19)
State and municipal bonds	15	(1)	63	(10)	78	(11)
Foreign governments	5	-	5	(2)	10	(2)
Corporate obligations	25	(1)	302	(105)	327	(106)
Mortgage-backed securities:
Residential mortgage-backed agency	5	-	100	(16)	105	(16)
Residential mortgage-backed non-agency	6	(1)	21	(4)	27	(5)
Asset-backed securities:
Collateralized debt obligations	6	-	8	-	14	-
Other asset-backed	3	-	12	(1)	15	(1)
Total AFS investments	$106	$(4)	$634	$(156)	$740	$(160)

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

Gross unrealized losses on AFS investments increased as of December 31, 2024 compared with December 31, 2023 primarily due to higher interest rates, partially offset by tighter credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2024 and 2023 was 15 and 14 years, respectively. As of December 31, 2024 and 2023, there were 366 and 450 securities, respectively, that were in an unrealized loss position for a continuous twelve- month period or longer, of which, fair values of 318 and 365 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of December 31, 2024:

	AFS Securities
Percentage of Fair Value	Number of	Book Value	Fair Value
Below Book Value	Securities	(in millions)	(in millions)
> 5% to 15%	125	$157	$142
> 15% to 25%	99	300	246
> 25% to 50%	92	236	150
> 50%	2	-	-
Total	318	$693	$538

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

As of December 31, 2024, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2024 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities' fair values have been written down to fair value. For the years ended December 31, 2023 and 2022, impairment loss due to intent to sell securities in an unrealized position was $8 million and $21 million, respectively, and reported in "Other net realized gains (losses)" on the Company's consolidated results of operations.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

Determination of Credit Losses Guaranteed by the Company and Other Third-Party Guarantors

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

The following table provides information about securities held by the Company as of December 31, 2024 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of December 31, 2024.

		Unrealized	Insurance Loss
In millions	Fair Value	Loss	Reserve (1)
Mortgage-backed	$21	$(5)	$24
Corporate obligations	74	(45)	-
Total	$95	$(50)	$24

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of Available-for-Sale Investments

The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
In millions	2024	2023	2022
Proceeds from sales	$115	$943	$1,100
Gross realized gains	$1	$4	$5
Gross realized losses	$(4)	$(79)	$(47)

Equity and Trading Investments

Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
In millions	2024	2023	2022
Net gains (losses) recognized during the period on equity and trading securities	$(50)	$(2)	$(21)
Less:
Net gains (losses) recognized during the period on equity and trading securities sold during the period	-	-	(6)
Unrealized gains (losses) recognized during the period on equity and trading securities still held at the reporting date	$(50)	$(2)	$(15)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Debt

Long-Term Debt

The Company’s long-term debt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2024	2023
7.000% Debentures due 2025	$45	$45
7.150% Debentures due 2027	95	96
6.625% Debentures due 2028	112	112
5.700% Senior Notes due 2034 (1)	21	21
Surplus Notes due 2033 (2)	940	940
Accrued interest	1,535	1,378
Debt issuance costs	(7)	(7)
Total	$2,741	$2,585

(1) - Callable anytime at the greater of par or the present value of the remaining scheduled payments of principal and interest.

(2) - Contractual interest rate is based on three-month term Secured Overnight Financing Rate ("SOFR") plus 11.52161% at each future reset date.

During 2024, MBIA Inc. repurchased $10 million and $1 million principal amounts of MBIA Inc. 7.000% Debentures due 2025 from National and MBIA Corp., respectively, and $5 million principal amount of MBIA Inc. 7.150% Debentures due 2027 from MBIA Corp. As of December 31, 2024, National owned $308 million principal amount of MBIA Inc. 5.700% Senior Notes due 2034 and MBIA Corp. owned $29 million principal amount of MBIA Inc. 6.625% Debentures due 2028; and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes. These amounts are eliminated in the Company's consolidated financial statements.

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

The aggregate maturities of principal payments of long-term debt obligations in each of the next five years ending December 31, and thereafter, are as follows:

In millions	2025	2026	2027	2028	2029	Thereafter	Total
Corporate debt	$45	$—	$95	$112	$—	$21	$273
Surplus Notes due 2033	—	—	—	—	—	940	940
Total debt obligations due	$45	$—	$95	$112	$—	$961	$1,213

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Debt (continued)

Investment agreements have been issued with fixed interest rates in U.S. dollars. As of December 31, 2024 and 2023, the annual interest rates on these agreements ranged from 4.78% to 6.88% and the weighted average interest rates were 6.01% and 6.06%, respectively. Expected principal payments due under investment agreements in each of the next five years ending December 31, and thereafter, based upon contractual maturity dates, are as follows:

Principal
In millions	Amount
Maturity date:
2025	$35
2026	58
2027	29
2028	29
2029	—
Thereafter (through 2037)	63
Total expected principal payments (1)	$214
Less discount and other adjustments (2)	10
Total	$204

(1)- Amounts reflect principal due at maturity for investment agreements issued at a discount.

(2)- Discount is net of carrying amount adjustment of $2 million and accrued interest adjustment of $4 million.

Medium-Term Notes

MTNs have been issued with fixed or floating interest rates in U.S. dollars or Euros. Floating rates on Euro-denominated MTNs are floored at 0% when the actual floating rates become negative. As of December 31, 2024, the interest rates of the MTNs ranged from 2.50% to 5.90% and the weighted average interest rate was 5.17%. As of December 31, 2023, the interest rates of the MTNs ranged from 2.21% to 5.90% and the weighted average interest rate was 4.76%. Expected principal payments due under MTN obligations in each of the next five years ending December 31, and thereafter, based upon contractual maturity dates, are as follows:

Principal
In millions	Amount
Maturity date:
2025	$—
2026	—
2027	2
2028	30
2029	—
Thereafter (through 2035)	567
Total expected principal payments (1)	$599
Less discount and other adjustments (2)	159
Total	$440

(1)- Amounts reflect principal due at maturity for notes issued at a discount.

(2)- Discount is net of carrying amount and market value adjustments of $9 million and accrued interest adjustment of $3 million.

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

As of December 31, 2024 and 2023, the aggregate unpaid contractual principal of consolidated VIE notes were $45 million and $328 million, respectively. As of December 31, 2024, the unpaid contractual principal of MBIA-insured consolidated VIE notes was $36 million and as of December 31, 2023, the unpaid contractual principal of MBIA-insured consolidated VIE notes was $96 million, which excluded liabilities where the Company’s insured exposure had been fully offset by way of loss remediation transactions. Refer to “Note 7: Fair Value of Financial Instruments” for information about the fair values of consolidated VIE notes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Debt (continued)

Expected principal payments due under MBIA-insured consolidated VIE notes in each of the next five years ending December 31, and thereafter, based upon expected contractual maturity dates, are as follows:

Insured
Principal
In millions	Amount
Maturity date:
2025	$10
2026	8
2027	8
2028	4
2029	2
Thereafter (through 2035)	4
Total	$36

Following the creation of a litigation trust established to liquidate the Zohar Collateral pursuant to a plan of liquidation that became effective in August of 2022, certain lenders agreed to make term loans to fund the trust that the Company consolidates as a VIE, in an aggregate amount not to exceed the commitment amount. Loans made to the trust bear interest at 18% per annum, mature on August 2, 2027, and can be prepaid at any time in part or in whole, in some cases subject to certain fees. Accrued interest due on the interest payment date is capitalized and added to the outstanding principal in lieu of cash payment. Loans are secured by recoveries from the litigation claims transferred into the trust. Proceeds received from the settlement of the litigation claims are first applied to the outstanding loan balances and, to the extent of any excess, distributed to the trust beneficiaries or used to permanently reduce the unused commitment amounts. As of December 31, 2024 and 2023 the outstanding balance was $12 million and $3 million, respectively. As of December 31, 2024, there was no unused commitment amount available to the litigation trust.

Note 10: Income Taxes

Income (loss) from continuing operations before provision (benefit) for income taxes consisted of:

	Years Ended December 31,
In millions	2024	2023	2022
Domestic	$(441)	$(484)	$(148)
Foreign	-	-	-
Income (loss) from continuing operations before income taxes	$(441)	$(484)	$(148)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Income Taxes (continued)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also files tax returns in Mexico and in various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholder's equity, net of changes in the Company's valuation allowance, consisted of:

	Years Ended December 31,
In millions	2024	2023	2022
Current taxes:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	1
Deferred taxes:
Federal	-	-	-
Foreign	-	-	-
Provision (benefit) for income taxes	$-	$-	$1

A reconciliation of the U.S. federal statutory tax rate to the Company's effective income tax rate for the years ended December 31, 2024, 2023 and 2022 is presented in the following table:

	Years Ended December 31,
	2024	2023	2022
Federal income tax computed at the statutory rate	21.0%	21.0%	21.0%
Increase (reduction) in taxes resulting from:
Change in valuation allowance	(18.9)%	(18.8)%	(9.4)%
Deferred inventory adjustments	(0.9)%	(1.3)%	(9.3)%
Excessive Remuneration Sec. 162(m)	(0.4)%	(1.1)%	(1.7)%
Other	(0.8)%	0.2%	(1.1)%
Effective tax rate	0.0%	0.0%	(0.5)%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Income Taxes (continued)

Deferred Tax Asset, Net of Valuation Allowance

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2024 and 2023 are presented in the following table:

	As of
In millions	December 31, 2024	December 31, 2023
Deferred tax liabilities:
Unearned premium revenue	$30	$34
Deferred acquisition costs	6	7
Net gains on financial instruments at fair value and foreign exchange	32	102
Net deferred taxes on VIEs	2	11
Total gross deferred tax liabilities	70	154

Deferred tax assets:
Compensation and employee benefits	4	7
Accrued interest	326	292
Loss and loss adjustment expense reserves	40	62
Net operating loss	918	871
Foreign tax credits	55	56
Other-than-temporary impairments and capital loss carryforward	51	55
Net unrealized gains and losses in accumulated other comprehensive income	27	30
Other	29	26
Total gross deferred tax assets	1,450	1,399
Valuation allowance	1,380	1,245
Net deferred tax asset	$-	$-

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.4 billion and $1.2 billion as of December 31, 2024 and 2023, respectively. The Company will continue to analyze the valuation allowance on a quarterly basis.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Income Taxes (continued)

Treatment of Undistributed Earnings of Certain Foreign Subsidiaries - "Accounting for Income Taxes - Special Areas"

The Company's amount of undistributed earnings of certain foreign subsidiaries was not material as of December 31, 2024.

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of December 31, 2024 and 2023, the Company had no significant UTB.

Federal income tax returns through 2011 have been examined or surveyed. As of December 31, 2024, the Company’s NOL is approximately $4.4 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2026 through 2044. As of December 31, 2024, the Company has a foreign tax credit carryforward of $55 million, which will expire between tax years 2025 through 2033.

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

Inflation Reduction Act

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law and includes several tax changes, notably a new 15% minimum tax on the book income of large corporations and a 1% excise tax on most stock buybacks. The IRA did not have a material impact on the Company’s financial results. Refer to “Note 16: Common and Preferred Stock” for further information about excise tax on stock buybacks.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Business Segments

As defined by segment reporting, an operating segment is a component of a company (i) that engages in business activities from which it earns revenue and incurs expenses, (ii) whose operating results are regularly reviewed by the Chief Operating Decision Maker ("CODM") to assess the performance of the segment and to make decisions about the allocation of resources to the segment and, (iii) for which discrete financial information is available. The Company manages its businesses across three operating segments: 1) U.S. public finance insurance; 2) corporate; and 3) international and structured finance insurance. The Company's CODM is the Chief Executive Officer. The Company evaluates the performance of all of its reportable segments based on each segment's income (loss) from continuing operations before income taxes. The CODM uses each segment's income (loss) from continuing operations before income taxes to allocate resources, including employees and financial or capital resources. Operating decisions are made during the Company's annual planning and quarterly forecasting processes, and after considering budget-to-actual variances on a quarterly basis using the income (loss) from continuing operations before income taxes. The following sections provide a description of each of the Company’s reportable operating segments.

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

International and Structured Finance Insurance

The Company’s international and structured finance insurance segment is managed through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due, or in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Corp. insures non-U.S. public finance and global structured finance obligations, including asset-backed obligations. MBIA Corp. has insured sovereign-related and sub- sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. MBIA Corp. also insures structured finance and asset-backed obligations repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, consumer loans and structured settlements. MBIA Corp. insures the investment contracts written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Corp. would make such payments. MBIA Insurance Corporation also insures debt obligations of GFL. MBIA Corp. has also written policies guaranteeing obligations under certain derivative contracts, including termination payments that may become due upon certain insolvency or payment defaults of the financial guarantor or the issuer. MBIA Corp. has not written any meaningful amount of business since 2008.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Business Segments (continued)

The following tables provide the Company’s segment results for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$72	$28	$21	$-		$121
Net gains (losses) on financial instruments at fair value and foreign exchange	1	14	(57)	-		(42)
Revenues of consolidated VIEs	-	-	(37)	-		(37)
Inter-segment revenues (2)	26	54	6	(86)		-
Total revenues (3)	99	96	(67)	(86)		42

Losses and loss adjustment	191	-	(7)	-		184
Compensation and benefits	-	44	-	-		44
Interest	-	72	159	(23)		208
Inter-segment service charge	32	-	18	(50)		-
Other segment items (4)	14	17	29	(13)		47
Total expenses	237	133	199	(86)		483
Income (loss) from continuing operations before income taxes	$(138)	$(37)	$(266)	$-		$(441)
Total assets per reportable segment	$1,549	$707	$834	$(933)	(5)	$2,157
Assets held for sale						11
Total assets						$2,168

(1) - Consists primarily of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income.

(3) - Includes net investment income of $67 million, $30 million, $11 million, and ($24) million for the U.S. Public Finance, Corporate, International and Structured Finance, and Eliminations segments, respectively.

(4) - Other segment items for each reportable segment include:

a. U.S. Public Finance Insurance - amortization of DAC, professional service fees, occupancy costs and other operating expenses;

b. Corporate - professional service fees, occupancy costs and other operating expenses;

c. International and Structured Finance Insurance - expenses of consolidated VIEs, amortization of DAC, professional service fees and other operating expenses, and

d. Elimination - inter-segment amortization of DAC and inter-segment occupancy costs.

(5) - Consists principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Business Segments (continued)

	Year Ended December 31, 2023
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$51	$(11)	$33	$-		$73
Net gains (losses) on financial instruments at fair value and foreign exchange	8	8	(12)	-		4
Revenues of consolidated VIEs	-	-	(70)	-		(70)
Inter-segment revenues (2)	27	54	6	(87)		-
Total revenues (3)	86	51	(43)	(87)		7
Losses and loss adjustment	170	-	7	-		177
Compensation and benefits	-	61	-	-		61
Interest	-	76	158	(24)		210
Inter-segment service charge	33	-	17	(50)		-
Other segment items (4)	14	16	25	(12)		43
Total expenses	217	153	207	(86)		491
Income (loss) from continuing operations before income taxes	$(131)	$(102)	$(250)	$(1)		$(484)

Total assets per reportable segment	$1,742	$755	$974	$(938)	(5)	$2,533
Assets held for sale						73
Total assets						$2,606

(1) - Consists primarily of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income.

(3) - Includes net investment income of $93 million, $25 million, $23 million, and ($25) million for the U.S. Public Finance, Corporate, International and Structured Finance, and Eliminations segments, respectively.

(4) - Other segment items for each reportable segment include:

a. U.S. Public Finance Insurance - amortization of DAC, professional service fees, occupancy costs and other operating expenses;

b. Corporate - professional service fees, occupancy costs and other operating expenses;

c. International and Structured Finance Insurance - expenses of consolidated VIEs, amortization of DAC, professional service fees and other operating expenses, and

d. Elimination - inter-segment amortization of DAC and inter-segment occupancy costs.

(5) - Consists principally of intercompany reinsurance balances.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Business Segments (continued)

	Year Ended December 31, 2022
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$53	$13	$39	$(1)		$104
Net gains (losses) on financial instruments at fair value and foreign exchange	(47)	99	(7)	-		45
Revenues of consolidated VIEs	-	-	5	-		5
Inter-segment revenues (2)	29	55	9	(93)		-
Total revenues (3)	35	167	46	(94)		154
Losses and loss adjustment	143	-	(105)	-		38
Compensation and benefits	-	44	-	-		44
Interest	-	76	127	(24)		179
Inter-segment service charge	34	-	17	(51)		-
Other segment items (4)	18	14	28	(19)		41
Total expenses	195	134	67	(94)		302
Income (loss) from continuing operations before income taxes	$(160)	$33	$(21)	$-		$(148)

Total assets per reportable segment	$2,491	$645	$1,132	$(973)	(5)	$3,295
Assets held for sale						80
Total assets						$3,375

(1) - Consists primarily of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income.

(3) - Includes net investment income of $81 million, $22 million, $17 million, and ($25) million for the U.S. Public Finance, Corporate, International and Structured Finance, and Eliminations segments, respectively.

(4) - Other segment items for each reportable segment include:

a. U.S. Public Finance Insurance - amortization of DAC, professional service fees, occupancy costs and other operating expenses;

b. Corporate - professional service fees, occupancy costs and other operating expenses;

c. International and Structured Finance Insurance - expenses of consolidated VIEs, amortization of DAC, professional service fees and other operating expenses, and

d. Elimination - inter-segment amortization of DAC and inter-segment occupancy costs.

(5) - Consists principally of intercompany reinsurance balances.

Net premiums earned reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes net premiums earned by geographic location for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
In millions	2024	2023	2022
Net premiums earned:
United States	$29	$29	$45
Other Americas	7	8	8
Total	$36	$37	$53

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Insurance in Force

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

As of December 31, 2024, the Company's insurance in force had an expected maturity through 2058. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, is presented in the following table:

	As of December 31,
$ in billions	2024		2023
		% of		% of
	Insurance	Insurance	Insurance	Insurance
Geographic Location	in Force	in Force	in Force	in Force
California	$12.1	22.3%	$13.4	22.0%
Illinois	6.0	11.0%	6.6	10.8%
New Jersey	3.8	7.0%	3.8	6.2%
Hawaii	3.5	6.5%	3.6	6.0%
Virginia	3.2	6.0%	3.4	5.6%
Texas	2.0	3.7%	2.7	4.4%
Colorado	1.6	2.9%	1.7	2.8%
Oregon	1.4	2.5%	1.7	2.8%
Georgia	1.2	2.2%	1.5	2.4%
New York	1.1	2.1%	1.5	2.5%
Subtotal	35.9	66.2%	39.9	65.5%
Nationally Diversified	6.3	11.5%	6.7	11.1%
Other states	10.1	18.5%	11.8	19.4%
Total United States	52.3	96.2%	58.4	96.0%
Internationally Diversified	0.2	0.4%	0.2	0.3%
Country specific	1.8	3.4%	2.3	3.7%
Total non-United States	2.0	3.8%	2.5	4.0%
Total	$54.3	100.0%	$60.9	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Insurance in Force (continued)

The insurance in force and insured gross par outstanding by type of bond, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, are presented in the following table:

	As of December 31,
$ in billions	2024		2023
	Insurance	Gross Par	Insurance	Gross Par
Bond type	in Force	Amount	in Force	Amount
Global public finance - United States:
General obligation (1)	$14.6	$7.0	$16.8	$8.0
Military housing	12.7	6.5	13.2	6.6
Tax-backed	9.8	4.2	11.0	4.9
Transportation	6.1	1.9	6.5	2.1
Municipal utilities	5.4	3.9	6.4	4.6
Higher education	0.8	0.6	1.0	0.7
General obligation - lease	0.8	0.5	1.0	0.7
Health care	0.6	0.4	0.7	0.4
Investor-owned utilities (2)	0.4	0.3	0.4	0.3
Other (3)	-	-	0.1	-
Total United States	51.2	25.3	57.1	28.3
Global public finance - non-United States:
Sovereign-related and sub-sovereign (4)	1.1	0.9	1.3	1.0
Transportation	0.3	0.2	0.4	0.4
Other (5)	0.1	0.1	0.1	0.1
Total non-United States	1.5	1.2	1.8	1.5
Total global public finance	52.7	26.5	58.9	29.8

Global structured finance:
Mortgage-backed residential	0.8	0.5	0.9	0.6
Corporate asset-backed	0.4	0.4	0.5	0.4
Mortgage-backed commercial	0.3	0.1	0.4	0.2
Consumer asset-backed	0.1	0.1	0.1	0.1
Collateralized debt obligations	-	-	0.1	0.1
Total global structured finance	1.6	1.1	2.0	1.4
Total	$54.3	$27.6	$60.9	$31.2

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

Affiliated Financial Obligations Insured by MBIA Corp.

Investment agreement contracts and MTNs issued by the Company’s corporate segment are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would be obligated to make such payments under its insurance policies. As of December 31, 2024, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $0.9 billion. These guarantees, which mature through 2037, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

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

The aggregate amount of insurance in force ceded by MBIA to reinsurers was $1.5 billion and $1.7 billion as of December 31, 2024 and 2023, respectively.

As of December 31, 2024, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $671 million compared with $782 million as of December 31, 2023. As of December 31, 2024, $539 million of the ceded par outstanding was ceded from the Company’s U.S. public finance insurance segment and $132 million was ceded from the Company’s international and structured finance insurance segment. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. The following table presents information about the Company’s reinsurance agreements as of December 31, 2024 for its U.S. public finance and international and structured finance insurance operations.

In millions

Reinsurers	Standard & Poor's Rating (Status)	Moody's Rating (Status)	Ceded Par Outstanding	Letters of Credit/Trust Accounts	Reinsurance Recoverable/(Payable), Net(1)
Assured Guaranty Re Ltd.	AA	WR(2)	$348	$21	$13
	(Stable Outlook)
Assured Guaranty Inc.	AA	A1	317	-	1
	(Stable Outlook)	(Stable Outlook)
Others	A or above	WR(2) or above	6	-	-
Total			$671	$21	$14

(1) - Total reinsurance recoverable/(payable) is primarily related to recoverables on paid and unpaid losses net of paid and unpaid salvage due to reinsurers.

(2) - Represents a withdrawal of ratings.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance Regulations and Dividends

National and MBIA Insurance Corporation are subject to insurance regulations and supervision of the State of New York (their state of domicile) and all U.S. and non-U.S. jurisdictions in which they are licensed to conduct insurance business. In order to maintain their New York State financial guarantee insurance license, National and MBIA Insurance Corporation are required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. The Company has commenced the process of dissolving MBIA Mexico under Mexican law. The extent of insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency and business conduct, which must be maintained by insurance companies. Among other things, these laws prescribe permitted classes and concentrations of investments and limit both the aggregate and individual securities risks that National and MBIA Insurance Corporation may insure on a net basis based on the type of obligations insured. In addition, some insurance laws and regulations require the approval or filing of policy forms and rates. National and MBIA Insurance Corporation are required to file detailed annual financial statements with the NYSDFS. The operations and accounts of National and MBIA Insurance Corporation are subject to examination by regulatory agencies at regular intervals.

Statutory Capital and Regulations

National

For 2024, 2023 and 2022, National had statutory net losses of $133 million, $142 million and statutory net income of $75 million, respectively. As of December 31, 2024, National’s statutory capital was $912 million, consisting of policyholders’ surplus of $602 million and contingency reserves of $310 million. As of December 31, 2023, National had statutory capital of $1.1 billion.

As of December 31, 2024, National was in compliance with its aggregate risk limits under NYIL, but was not in compliance with certain of its single risk limits.

MBIA Insurance Corporation

For 2024, 2023 and 2022, MBIA Insurance Corporation had statutory net losses of $64 million, $28 million and statutory net income of $46 million, respectively. As of December 31, 2024, MBIA Insurance Corporation’s statutory capital was $88 million, consisting of policyholders’ surplus of $83 million and contingency reserves of $5 million. As of December 31, 2023, MBIA Insurance Corporation had statutory capital of $152 million. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2024 and 2023 included negative unassigned surplus of $1.9 billion. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

As of December 31, 2024, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits.

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

During 2024, National declared and paid a dividend of $69 million to its ultimate parent, MBIA Inc. In 2023, National paid a $550 million special dividend that was approved by the NYSDFS to its ultimate parent, MBIA Inc. In addition, National declared and paid an as-of-right dividend of $97 million to its ultimate parent, MBIA Inc.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance Regulations and Dividends (continued)

In 2024, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2024 and is not expected to have any statutory capacity to pay dividends in the near term. In connection with MBIA Insurance Corporation obtaining approval from the NYSDFS to release excess contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS.

Note 14: Benefit Plans

Long-term Incentive Plans

Plan Description

The Company maintains the Amended and Restated MBIA Inc. Omnibus Incentive Plan (the “Omnibus Plan”), which was originally effective upon approval by the shareholders of the Company on May 5, 2005, and subsequently amended on May 7, 2009, May 1, 2012, May 5, 2020, May 3, 2022 and May 2024. Under the Omnibus Plan a maximum of 17,750,000 shares of the Company’s common stock can be used for any type of award including stock options, performance shares, performance units, restricted stock, restricted stock units and dividend equivalents. Any shares issued under the Omnibus Plan in connection with stock options shall be counted against this limit as 1 share covered by such option. For all awards other than stock options, any shares issued shall be counted against this limit as 1.28 shares for every share issued after the May 1, 2012 amendment and two shares for every share issued prior to the May 1, 2012 amendment. In 2024, the type of equity awards granted by the Company were time-based restricted stock. In 2022 and 2023, the Company granted time and performance based restricted stock awards.

Under the restricted stock component of the Omnibus Plan, certain employees are granted restricted shares of the Company’s common stock. These awards have a restriction period lasting between three to seven years depending on the type of award, after which time the awards fully vest. During the vesting period, these shares may not be sold. Restricted stock may be granted to all employees.

There were 1,370,920 shares available for future grants under the Omnibus Plan as of December 31, 2024.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Benefit Plans (continued)

Restricted Stock

The fair value of the restricted shares awarded, net of cancellations, determined on the grant date during 2024 was $5 million and 2023 was $6 million, respectively. The amount of unearned compensation, net of estimated forfeitures, was $2 million as of December 31, 2024, which is expected to be recognized as expense over a weighted average period of 1.87 years. Unearned compensation is amortized to expense over the appropriate vesting period.

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

Compensation expense related to the restricted shares, net of estimated forfeitures, was $7 million, $18 million and $12 million for the years ended December 31, 2024, 2023 and 2022, respectively. There was no tax charge related to the restricted share awards during 2024, 2023 and 2022 after consideration of the Company’s valuation allowance.

A summary of the Company’s restricted shares outstanding as of December 31, 2024, 2023 and 2022, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2024		2023		2022
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	4,838,270	$9.9295	5,759,505	$9.5583	5,907,636	$9.1868
Granted	793,891	6.4543	519,238	11.6314	478,670	13.4214
Vested	(1,418,225)	8.6867	(1,440,473)	9.0587	(586,582)	9.2154
Forfeited	(216,460)	13.8595	—	—	(40,219)	5.9673
Outstanding at end of year	3,997,476	$9.4675	4,838,270	$9.9295	5,759,505	$9.5583

Performance Based Awards

During 2023 and 2022, the Company granted 255,340 and 216,460 restricted shares, respectively, to certain key employees which have a vesting schedule dependent on the achievement of certain stock price targets of the Company. The grants and corresponding compensation expense have been included in the above restricted stock disclosures. As permitted by the accounting guidance for share-based payments, the Company estimates the fair value of awards that contain market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation and recognizes compensation cost over the requisite service period. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model. As of December 31, 2024 and December 31, 2022, certain previously awarded grants did not meet the stock price performance target. The corresponding cancellation of shares has been included in the above restricted stock disclosures. As of December 31, 2023, certain previously awarded grants exceeded the stock price performance target which resulted in issuing additional shares. In 2024, the Company granted 71,193 restricted shares representing the dividend value on the above target shares that will vest on the same vesting schedule as the performance shares. The corresponding issuance of additional shares has been included in the above restricted stock disclosure.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Benefit Plans (continued)

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

Expenses related to these plans for the years ended December 31, 2024, 2023 and 2022 were $2 million, $2 million and $3 million, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
In millions except per share amounts	2024	2023	2022
Basic and diluted earnings per share:
Net income (loss) from continuing operations available to common shareholders	$(441)	$(484)	$(149)
Income (loss) from discontinued operations, net of income taxes	(3)	(3)	(54)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	3	4	(8)
Net income (loss) from discontinued operations attributable to MBIA Inc.	(6)	(7)	(46)
Net income (loss) attributable to MBIA Inc.	$(447)	$(491)	$(195)
Basic and diluted weighted average shares (1)	47.4	48.2	49.8
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted:
Continuing operations	$(9.31)	$(10.03)	$(3.00)
Discontinued operations	(0.12)	(0.15)	(0.92)
Net income (loss) per share attributable to MBIA Inc. - basic and diluted	$(9.43)	$(10.18)	$(3.92)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	3.2	4.3	5.0

(1) - Includes approximately 1 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for each of the years ended December 31, 2024, 2023 and 2022 respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Common and Preferred Stock

Common Stock

Share Repurchases

Purchases or repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. The Company believes that share purchases or repurchases can be an appropriate deployment of capital in excess of amounts needed to support the Company’s liquidity while maintaining the claims-paying resources of MBIA Corp. and National, as well as other business needs. On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. During 2024, MBIA Inc. or National did not repurchase or purchase any MBIA Inc. common shares. During 2023, National or the Company purchased or repurchased 3.6 million shares at an average price per share of $8.12. As of December 31, 2024, the remaining authorization under this share repurchase program was $71 million. Any excise tax on share repurchases is reflected as an additional cost of the shares acquired and is recorded in “Treasury stock, at cost” with a corresponding liability recorded in “Other liabilities” on the Company’s consolidated balance sheets. For 2023, the excise tax calculated was not material and is not included in the above amounts.

Dividends

On December 7, 2023, the Company's Board of Directors declared an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. Refer to “Note 1: Business Developments and Risks and Uncertainties” for a further information about this dividend.

Preferred Stock

As of December 31, 2024, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During 2024, MBIA Inc. did not repurchase any additional shares.

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of SOFR plus 2.26161%. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2024 and 2023, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the years ended December 31, 2024, 2023 and 2022:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Current Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, January 1, 2022	$138	$(6)	$(32)	$100
Other comprehensive income (loss) before reclassifications	(362)	2	(31)	(391)
Amounts reclassified from AOCI	(10)	-	18	8
Net period other comprehensive income (loss)	(372)	2	(13)	(383)
Balance, December 31, 2022	$(234)	$(4)	$(45)	$(283)
Other comprehensive income (loss) before reclassifications	33	-	(1)	32
Amounts reclassified from AOCI	67	-	45	112
Net period other comprehensive income (loss)	100	-	44	144
Balance, December 31, 2023	$(134)	$(4)	$(1)	$(139)
Other comprehensive income (loss) before reclassifications	(19)	(1)	-	(20)
Amounts reclassified from AOCI	3	-	28	31
Net period other comprehensive income (loss)	(16)	(1)	28	11
Balance, December 31, 2024	$(150)	$(5)	$27	$(128)

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2024, 2023 and 2022:

In millions	Amounts Reclassified from AOCI
	Years Ended December 31,
Details about AOCI Components	2024	2023	2022	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$(3)	$(67)	$10	Net realized investment gains (losses)
Instrument-specific credit risk of liabilities:
Deconsolidation of VIEs	(9)	(20)	-	Other net realized gains (losses) - VIEs
Settlement of liabilities	(19)	(25)	(18)	Net gains (losses) on financial instruments at fair value and foreign exchange - VIEs
Total reclassifications for the period	$(31)	$(112)	$(8)	Net income (loss) attributable to MBIA Inc.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Commitments and Contingencies

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

Note 18: Commitments and Contingencies (continued)

Complaint Objecting to Defendant's Claims and Seeking Related Relief, Case No. 17-BK-4780-LTS (D.P.R. July 1, 2019)

On July 1, 2019, the Oversight Board and the Puerto Rico Fiscal Agency and Financial Advisory Authority filed an adversary complaint against the Trustee for the PREPA bonds, challenging the validity of the liens arising under the Trust Agreement securing the insurance obligations of National. On September 30, 2022, the Oversight Board filed an amended complaint objecting to: (1) the secured claims asserted by the Trustee in PREPA’s assets; and (2) all unsecured claims of the Trustee, including as a result of the disallowance of the Trustee’s claims. The Oversight Board alleges that the Trustee’s security interest in PREPA’s property is limited to moneys deposited to the credit of the sinking fund and subordinate funds, and are non-recourse except as to the same sinking and subordinate funds moneys actually deposited. In addition it asserts that the Trust Agreement does not grant security interests in any of the covenants or remedies thereunder, that any security interests in deposit accounts other than those held by the Trustee are unperfected, and that there can be no security interest in the covenants and remedies, and if so, would be unperfected. The Defendants, including National, filed an answer and counterclaim on October 17, 2022. On October 24, 2022, the Oversight Board and Defendants each filed summary judgment motions seeking expedited resolution of certain counts in the amended complaint. On March 22, 2023, the Court ruled on summary judgment, finding the bondholders' liens only extend to the amount of funds held in certain specified accounts. In addition, the court determined that the unsecured portion of the bondholders' claims were subject to estimation of their scope. On January 29, 2024, the First Circuit Court of Appeals heard argument on the appeals and cross appeals of the parties. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision"). On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the UCC filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Commitments and Contingencies (continued)

The following table provides information about the Company’s leases as of December 31, 2024:

$ in millions	As of December 31, 2024	Balance Sheet Location
Right-of-use asset	$1	Other assets
Lease liability	$6	Other liabilities
Weighted average remaining lease term (years)	0.7
Discount rate used for operating leases	10.5%
Total future minimum lease payments	$7

Other Commitment

MBIA Corp. and other non-affiliates agreed to provide a delayed draw term loan commitment to an entity which MBIA Corp. holds as an equity investment. MBIA Corp.'s maximum commitment to this loan is approximately $15 million which was fully drawn and outstanding as of December 31, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this report.

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

Management has assessed the effectiveness of MBIA Inc.’s internal control over financial reporting as of December 31, 2024. In making its assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements.”

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2024.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2024 (the “Proxy Statement”) and is incorporated by reference.

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

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of its securities by directors, officers and certain other insiders that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of this policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

The following table provides information as of December 31, 2024, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 14: Benefit Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Number of
securities
remaining
	Number of		available for
	securities	Weighted	future issuance
	to be issued	average	under equity
	upon exercise	exercise price	compensation
	of outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected
Plan category	and rights (1)	and rights	in column (a)) (2)
Equity compensation plans approved by security holders	19,128	$12.35	1,528,781
Equity compensation plans not approved by security holders	—	—	—
Total	19,128	12.35	1,528,781

(1) - Represents phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

(2) - Includes 1,370,920 shares of common stock available for future grants under the MBIA Inc. 2005 Omnibus Incentive Plan and 157,861 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

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
Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2024 and 2023.

Consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2024, 2023 and 2022.

Consolidated statements of cash flows for the years ended December 31, 2024, 2023 and 2022.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this Annual Report on Form 10-K.

Schedule	Title
I	Summary of investments, other than investments in related parties, as of December 31, 2024.
II	Condensed financial information of Registrant:
Condensed balance sheets as of December 31, 2024 and 2023.
Condensed statements of operations for the years ended December 31, 2024, 2023 and 2022.
Condensed statements of cash flows for the years ended December 31, 2024, 2023 and 2022.
Notes to condensed financial statements.
IV	Reinsurance for the years ended December 31, 2024, 2023 and 2022.

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

10.2. Amended and Restated MBIA Inc. Omnibus Incentive Plan, as amended through May 2, 2024, incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on June 24, 2024.

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

19.1. MBIA Inc. Insider Trading Policy

21. List of Subsidiaries.

23. Consent of PricewaterhouseCoopers LLP.

31.1. Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2. Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1. Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Chief Financial Officer— Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1. MBIA Inc. Executive Compensation Clawback Policy, incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Signature	Title	Date

/s/ William C. Fallon	Director and Chief Executive Officer	February 27, 2025
William C. Fallon

/s/ Joseph R. Schachinger	Chief Financial Officer	February 27, 2025
Joseph R. Schachinger

/s/ Shengying Yu	Assistant Vice President and Controller (Chief	February 27, 2025
Shengying Yu	Accounting Officer)

/s/ Steven J. Gilbert	Chairman and Director	February 27, 2025
Steven J. Gilbert

/s/ Diane Dewbrey	Director	February 27, 2025
Diane Dewbrey

/s/ Janice L. Innis-Thompson	Director	February 27, 2025
Janice L. Innis-Thompson

/s/ Theodore Shasta	Director	February 27, 2025
Theodore Shasta

/s/ Richard C. Vaughan	Director	February 27, 2025
Richard C. Vaughan

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2024

(In millions)

	December 31, 2024
			Amount at
			which shown
			in the
Type of investment	Cost	Fair Value	balance sheet
Available-for-sale:
U.S. Treasury and government agency	$189	$170	$170
State and municipal bonds	110	101	101
Foreign governments	12	10	10
Corporate obligations	496	391	391
Mortgage-backed securities:
Residential mortgage-backed agency	127	111	111
Residential mortgage-backed non-agency	36	32	32
Commercial mortgage-backed	7	7	7
Asset-backed securities:
Collateralized debt obligations	71	72	72
Other asset-backed	32	31	31
Total long-term available-for-sale	1,080	925	925
Short-term available-for-sale	311	311	311
Total available-for-sale	1,391	1,236	1,236
Investments at fair value	463	418	418
Other investments	1	1	1
Total investments	$1,855	$1,655	$1,655
Assets of consolidated variable interest entities:
Loans receivable	$37	$28	$28
Total investments of consolidated variable interest entities	$37	$28	$28

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $120 and $131)	$114	$127
Short-term investments held as available-for-sale, at fair value (amortized cost $445 and $480)	445	480
Total investments	559	607
Cash and cash equivalents	32	33
Other assets	1	26
Total assets	$592	$666
Liabilities and Shareholders' Equity
Liabilities:
Investment agreements	$204	$221
Long-term debt	278	278
Affiliate loans payable	478	533
Accumulated loss of wholly-owned subsidiaries	1,721	1,290
Other liabilities	-	1
Total liabilities	2,681	2,323
Shareholders' Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115 and 283,186,115	283	283
Additional paid-in capital	2,492	2,515
Retained earnings (deficit)	(1,591)	(1,144)
Accumulated other comprehensive income (loss), net of tax	(128)	(139)
Treasury stock, at cost--232,215,934 and 232,323,184 shares	(3,145)	(3,172)
Total shareholders' equity of MBIA Inc.	(2,089)	(1,657)
Total liabilities and shareholders' equity	$592	$666

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2024	2023	2022
Revenues:
Net investment income	$27	$21	$20
Net realized investment gains (losses)	-	(32)	(10)
Net gains (losses) on financial instruments at fair value and foreign exchange	8	4	110
Other net realized gains (losses)	2	1	5
Total revenues	37	(6)	125
Expenses:
Operating	13	15	11
Interest	72	76	76
Total expenses	85	91	87
Gain (loss) before income taxes and equity in earnings of subsidiaries	(48)	(97)	38
Provision (benefit) for income taxes	(2)	(1)	(3)
Gain (loss) before equity in earnings of subsidiaries	(46)	(96)	41
Equity in net income (loss) of subsidiaries	(401)	(395)	(236)
Net income (loss)	$(447)	$(491)	$(195)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Investment income received	$7	$369	$89
Operating expenses paid and other operating	(9)	(16)	(25)
Interest paid, net of interest converted to principal	(68)	(72)	(51)
Income taxes (paid) received	2	1	(1)
Net cash provided (used) by operating activities	(68)	282	12
Cash flows from investing activities:
Purchases of available-for-sale investments	(27)	(67)	(86)
Sales of available-for-sale investments	-	289	149
Paydowns and maturities of available-for-sale investments	51	65	18
Sales, paydowns and maturities (purchases) of short-term investments, net	54	(380)	(41)
(Payments) proceeds for derivative settlements	(1)	(38)	(10)
Return of capital from subsidiaries, net	53	295	74
Net cash provided (used) by investing activities	130	164	104
Cash flows from financing activities:
Proceeds from investment agreements	-	7	8
Principal paydowns of investment agreements	(5)	(12)	(54)
Dividends paid	-	(409)	-
Principal paydowns of long-term debt	(1)	-	-
Payments for affiliate loans	(62)	(15)	(74)
Purchases of treasury stock	-	(6)	-
Restricted stock awards settlements	5	6	6
Net cash provided (used) by financing activities	(63)	(429)	(114)
Effect of exchange rates on cash and cash equivalents	-	-	(1)
Net increase (decrease) in cash and cash equivalents	(1)	17	1
Cash and cash equivalents - beginning of year	33	16	15
Cash and cash equivalents - end of year	$32	$33	$16
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(447)	$(491)	$(195)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	-	(20)	(25)
Equity in earnings of subsidiaries	401	395	235
Dividends from subsidiaries	-	352	72
Net realized investment gains (losses)	-	32	10
Net (gains) losses on financial instruments at fair value and foreign exchange	(8)	(4)	(110)
Other net realized (gains) losses	(2)	(1)	(5)
Other operating	(12)	19	30
Total adjustments to net income (loss)	379	773	207
Net cash provided (used) by operating activities	$(68)	$282	$12

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

The Parent Company is subject to the same liquidity risks and uncertainties as described in footnote 1 to the Company’s consolidated financial statements. As of December 31, 2024, the liquidity position of the Parent Company, which included cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds for general corporate purposes, excluding the amount held in escrow under its tax sharing agreement, was $380 million.

During 2024, the Parent Company repurchased $10 million and $1 million principal amounts of the Parent Company 7.000% Debentures due 2025 from National and MBIA Corp., respectively, and $5 million principal amount of the Parent Company 7.150% Debentures due 2027 from MBIA Corp. As of December 31, 2024, National owned $308 million principal amount of the Parent Company 5.700% Senior Notes due 2034 and MBIA Corp. owned $29 million principal amount of the Parent Company 6.625% Debentures due 2028; and the Parent Company owned $13 million of MBIA Corp. surplus notes.

2. Accounting Policies

The Parent Company carries its investments in subsidiaries under the equity method.

For a further discussion of significant accounting policies and recent accounting pronouncements, refer to footnotes 2 and 3 to the Company’s consolidated financial statements.

3. Dividends from Subsidiaries

During 2024, National declared and paid dividends of $69 million to its ultimate parent, MBIA Inc. The Parent Company accounted for the dividend as a return of investment.

During 2023, National declared and paid a special dividend of $550 million and an as-of-right dividend of $97 million to its ultimate parent, MBIA Inc.

During 2022, National declared and paid dividends of $72 million to its ultimate parent, MBIA Inc.

4. Deferred Tax Asset, Net of Valuation Allowance

The Parent Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. For a further discussion of the net deferred tax asset, refer to footnote 10 to the Company’s consolidated financial statements.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

5. Obligations under Investment Agreements

Refer to footnote 9 to the Company’s consolidated financial statements for information of investment agreements.

6. Pledged Collateral

Substantially all of the obligations under investment agreements require the Parent Company and its subsidiaries to pledge securities as collateral. As of December 31, 2024 and 2023, the fair value of securities pledged as collateral with respect to these investment agreements approximated $213 million and $241 million, respectively. The Parent Company’s collateral as of December 31, 2024, consisted principally of U.S. Treasury and government agency and state and municipal bonds, and was primarily held with major U.S. banks.

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

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2024, 2023 and 2022

(In millions)

Column A	Column B	Column C	Column D	Column E	Column F
Insurance Premium Written	Direct Amount	Ceded to Others	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2024	$4	$-	$-	$4	0%
2023	$5	$-	$-	$5	0%
2022	$(3)	$-	$-	$(3)	0%