Form 10-Q
period 2025-06-30
MBIA INC
filed 2025-08-06
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, 50,488,741 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $1,024 and $1,080)	$892	$925
Investments carried at fair value	229	237
Short-term investments, at fair value (amortized cost $425 and $492)	425	492
Other investments at amortized cost	1	1
Total investments	1,547	1,655
Cash and cash equivalents	165	84
Premiums receivable (net of allowance for credit losses of $- and $- )	129	133
Deferred acquisition costs	25	27
Insurance loss recoverable	185	185
Assets held for sale	11	11
Other assets	37	42
Assets of consolidated variable interest entities:
Cash	2	3
Loans receivable at fair value	33	28
Total assets	$2,134	$2,168
Liabilities and Equity
Liabilities:
Unearned premium revenue	$186	$199
Loss and loss adjustment expense reserves	526	526
Long-term debt	2,814	2,741
Medium-term notes (includes financial instruments carried at fair value of $38 and $35)	454	440
Investment agreements	203	204
Liabilities held for sale	7	7
Other liabilities	67	78
Liabilities of consolidated variable interest entities:
Variable interest entity debt (includes financial instruments carried at fair value of $26 and $31)	32	43
Derivative liabilities	10	6
Total liabilities	4,299	4,244
Commitments and contingencies (Refer to Note 12: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115	283	283
Additional paid-in capital	2,453	2,492
Retained earnings (deficit)	(1,709)	(1,591)
Accumulated other comprehensive income (loss), net of tax of $7 and $7	(96)	(128)
Treasury stock, at cost--232,698,058 and 232,215,934 shares	(3,109)	(3,145)
Total shareholders' equity of MBIA Inc.	(2,178)	(2,089)
Preferred stock of subsidiary	13	13
Total equity	(2,165)	(2,076)
Total liabilities and equity	$2,134	$2,168

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues
Premiums earned:
Scheduled premiums earned	$7	$7	$14	$16
Refunding premiums earned	-	1	1	1
Total premiums earned (net of ceded premiums of $-, $-, $-, and $-)	7	8	15	17
Net investment income	19	22	37	45
Net realized investment gains (losses)	(1)	(2)	(6)	(3)
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	(55)	(17)	(51)
Fees and reimbursements	-	1	1	1
Other net realized gains (losses)	-	2	-	5
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	-	1	-	(24)
Other net realized gains (losses)	-	(14)	7	(14)
Total revenues	23	(37)	37	(24)
Expenses
Losses and loss adjustment	8	142	16	160
Amortization of deferred acquisition costs	1	1	2	2
Operating	18	15	34	40
Interest	48	53	98	105
Expenses of consolidated variable interest entities:
Operating	3	5	4	9
Interest	1	-	1	-
Total expenses	79	216	155	316
Income (loss) from continuing operations before income taxes	(56)	(253)	(118)	(340)
Provision (benefit) for income taxes	-	-	-	-
Income (loss) from continuing operations	(56)	(253)	(118)	(340)
Income (loss) from discontinued operations, net of income taxes	-	(2)	-	(1)
Net income (loss)	(56)	(255)	(118)	(341)
Less: Net income from discontinued operations attributable to noncontrolling interest	-	(1)	-	(1)
Net income (loss) attributable to MBIA Inc.	$(56)	$(254)	$(118)	$(340)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted
Continuing operations	$(1.12)	$(5.30)	$(2.40)	$(7.20)
Discontinued operations	-	(0.04)	-	(0.01)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted	$(1.12)	$(5.34)	$(2.40)	$(7.21)
Weighted average number of common shares outstanding
Basic	49,543,258	47,501,248	48,952,068	47,161,085
Diluted	49,543,258	47,501,248	48,952,068	47,161,085

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss) attributable to MBIA Inc.	$(56)	$(254)	$(118)	$(340)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	1	(11)	18	(26)
Reclassification adjustments for (gains) losses included in net income (loss)	-	2	7	2
Foreign currency translation:
Reclassification adjustments for (gains) losses included in net income (loss)	-	-	5	-
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	2	(6)	2	(2)
Reclassification adjustments for (gains) losses included in net income (loss)	-	9	-	28
Total other comprehensive income (loss)	3	(6)	32	2
Comprehensive income (loss)	$(53)	$(260)	$(86)	$(338)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Common shares
Balance at beginning and end of period	283,186,115	283,186,115	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of period	$283	$283	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,460	$2,486	$2,492	$2,515
Share-based compensation	(7)	(3)	(39)	(32)
Balance at end of period	$2,453	$2,483	$2,453	$2,483
Retained earnings (deficit)
Balance at beginning of period	$(1,653)	$(1,230)	$(1,591)	$(1,144)
Net income (loss) attributable to MBIA Inc.	(56)	(254)	(118)	(340)
Balance at end of period	$(1,709)	$(1,484)	$(1,709)	$(1,484)
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(99)	$(131)	$(128)	$(139)
Other comprehensive income (loss)	3	(6)	32	2
Balance at end of period	$(96)	$(137)	$(96)	$(137)
Treasury shares
Balance at beginning of period	(232,815,490)	(231,910,363)	(232,215,934)	(232,323,184)
Other	117,432	(248,052)	(482,124)	164,769
Balance at end of period	(232,698,058)	(232,158,415)	(232,698,058)	(232,158,415)
Treasury stock amount
Balance at beginning of period	$(3,117)	$(3,141)	$(3,145)	$(3,172)
Other	8	2	36	33
Balance at end of period	$(3,109)	$(3,139)	$(3,109)	$(3,139)
Total shareholders' equity of MBIA Inc.
Balance at beginning of period	$(2,126)	$(1,733)	$(2,089)	$(1,657)
Period change	(52)	(261)	(89)	(337)
Balance at end of period	$(2,178)	$(1,994)	$(2,178)	$(1,994)
Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315	1,315	1,315
Preferred stock of subsidiary and noncontrolling interest held for sale
Balance at beginning of period	$13	$10	$13	10
Period change	-	(1)	-	(1)
Balance at end of period	$13	$9	$13	$9
Total equity	$(2,165)	$(1,985)	$(2,165)	$(1,985)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Premiums, fees and reimbursements received	$8	$7
Investment income received	25	31
Financial guarantee losses and loss adjustment expenses paid	(29)	(25)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	15	4
Operating expenses paid and other operating	(42)	(35)
Other proceeds from consolidated variable interest entities	-	2
Interest paid, net of interest converted to principal	(19)	(24)
Net cash provided (used) by operating activities	(42)	(40)
Cash flows from investing activities:
Purchases of available-for-sale investments	(173)	(108)
Sales of available-for-sale investments	123	55
Paydowns, maturities and other proceeds of available-for-sale investments	103	117
Purchases of investments at fair value	(22)	(68)
Sales, paydowns, maturities and other proceeds of investments at fair value	32	154
Sales, paydowns and maturities (purchases) of short-term investments, net	74	100
Other investing	1	3
Net cash provided (used) by investing activities	138	253
Cash flows from financing activities:
Principal paydowns of investment agreements	(1)	(1)
Principal paydowns of medium-term notes	-	(62)
Proceeds from variable interest entity debt	-	2
Principal paydowns/redemptions of variable interest entity debt	(8)	(57)
Principal paydowns of long-term debt	-	(1)
Purchases of treasury stock	(7)	(4)
Net cash provided (used) by financing activities	(16)	(123)
Net increase (decrease) in cash and cash equivalents	80	90
Cash and cash equivalents - beginning of period	87	108
Cash and cash equivalents - end of period	$167	$198
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(118)	$(341)
Income (loss) from discontinued operations, net of income taxes	-	(1)
Income (loss) from continuing operations	(118)	(340)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Change in:
Unearned premium revenue	(13)	(16)
Loss and loss adjustment expense reserves	-	104
Insurance loss recoverable	-	41
Accrued interest payable	80	86
Other assets and liabilities	(12)	(6)
Net realized investment gains (losses)	6	3
Net (gains) losses on financial instruments at fair value and foreign exchange	17	75
Other net realized (gains) losses	(7)	9
Other operating	5	4
Total adjustments to income (loss) from continuing operations	76	300
Net cash provided (used) by operating activities	$(42)	$(40)
Supplementary Disclosure of Consolidated Cash Flow Information:
Non-cash financing activities:
Variable interest entity debt extinguishment	$7	$-

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

Business Developments

PREPA

On January 1, 2025, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $13 million. As of June 30, 2025, National had $657 million of insured debt service outstanding related to PREPA. In addition, on July 1, 2025, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $92 million.

On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision"). On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee ("UCC") filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. On January 29, 2025, the Court extended its litigation stay through March 24, 2025, and on March 3, 2025, the Court entered an order identifying key legal issues and requiring a joint proposed litigation schedule. On March 20, 2025, the Court set a briefing schedule on a motion for allowance of an administrative expense. On June 11, 2025, the Court set June 30, 2025, as the deadline for discovery, and July 23, 2025, for oral arguments in the administrative expense claim motion. Following the hearing, the Court reserved its decision on the legal issues and permitted the parties to continue resolution of discovery disputes. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan, National’s PREPA loss reserves and recoveries could be materially adversely affected.

In July of 2025, National transferred certain PREPA bankruptcy claims to a custodian in exchange for tradeable custodial receipts (the "Custodial Receipts"). As owner of the Custodial Receipts, National continues to hold the same rights and is entitled to the same economic benefits associated with the transferred bankruptcy claims. As a result, the Company's estimated recovery values for these bankruptcy claims continue to be recorded within "Insurance loss recoverable" on the Company's consolidated balance sheets. National may, at its discretion, sell such Custodial Receipts to qualified buyers prior to a PREPA bankruptcy settlement in order to monetize subrogation of the related bankruptcy claims.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information of the Company’s PREPA reserves and recoveries.

MBIA Mexico

MBIA Corp. has issued financial guarantee insurance in Mexico, through its wholly-owned subsidiary, MBIA México, S.A. de C.V. (“MBIA Mexico”). The Company has commenced the process of dissolving MBIA Mexico under Mexican law. During the six months ended June 30, 2025, MBIA Mexico returned approximately $12 million of capital to MBIA Corp., representing a substantially complete liquidation.

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

Discontinued Operations

As of June 30, 2025 and December 31, 2024, the assets and liabilities of these entities are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

The following table summarizes the components of assets and liabilities held for sale:

	As of
In millions	June 30, 2025	December 31, 2024
Assets held for sale
Accounts receivable	$2	$1
Goodwill	11	11
Other assets	2	2
Loss on disposal group	(4)	(3)
Total assets held for sale	$11	$11
Liabilities held for sale
Accounts payable	$1	$1
Debt	1	1
Accrued expenses and other	5	5
Total liabilities held for sale	$7	$7

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

The results of operations from discontinued operations for the three and six months ended June 30, 2025 and 2024 consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Revenues:
Revenues	$3	$22	$6	$46
Cost of sales	1	11	2	22
Total revenues from discontinued operations	2	11	4	24
Expenses:
Operating	2	11	3	24
Interest	-	1	-	2
Increase (decrease) on loss on disposal group	-	1	1	(1)
Total expenses from discontinued operations	2	13	4	25
Income (loss) before income taxes from discontinued operations	-	(2)	-	(1)
Provision (benefit) for income taxes from discontinued operations	-	-	-	-
Income (loss) from discontinued operations, net of income taxes	$-	$(2)	$-	$(1)

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

The results of operations for the three and six months ended June 30, 2025 may not be indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Consolidated VIEs

The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. VIEs are consolidated or deconsolidated based on an ongoing reassessment of controlling financial interest, when events occur or circumstances arise, and whether the ability to exercise rights that constitute power to direct activities of any VIE are present according to the design and characteristics of these entities. During the second and first quarters of 2025, the Company had no additional consolidations or deconsolidations of VIEs. During the second quarter of 2024, the Company did not consolidate any additional VIEs and deconsolidated one VIE due to the prepayment of outstanding notes and recorded losses of $14 million, of which $9 million was due to credit losses in accumulated other comprehensive income ("AOCI") that were released to earnings. During the first quarter of 2024, the Company had no additional consolidations or deconsolidations of VIEs. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.

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

Nonconsolidated VIEs

The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of June 30, 2025 and December 31, 2024. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	June 30, 2025
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$756	$29	$4	$21	$3	$229
Consumer asset-backed	71	-	-	-	-	2
Corporate asset-backed	229	-	2	-	2	-
Total global structured finance	1,056	29	6	21	5	231
Global public finance	199	-	3	-	2	-
Total insurance	$1,255	$29	$9	$21	$7	$231

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company calculated RMBS case basis reserves as of June 30, 2025 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the secured overnight financing rate, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.

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

Summary of Loss and LAE Reserves and Recoveries

The Company’s loss and loss adjustment expense ("LAE") reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs for the international and structured finance insurance segment, which are included in the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024 are presented in the following table:

	As of June 30, 2025		As of December 31, 2024
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$164	$295	$165	$299
International and Structured Finance Insurance:
Before VIE eliminations	25	237	23	238
VIE eliminations	(4)	(6)	(3)	(11)
Total international and structured finance insurance	21	231	20	227
Total	$185	$526	$185	$526

___________________

(1) - Amounts are net of estimated recoveries of expected future claims.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Loss and LAE Reserves

Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following table presents changes in the Company’s loss and LAE reserves for the six months ended June 30, 2025. Changes in loss and LAE reserves, with the exception of loss and LAE payments, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of June 30, 2025 and December 31, 2024, the weighted average risk-free rates used to discount the Company’s loss reserves (claim liability) were 3.95% and 4.50%, respectively. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of June 30, 2025 and December 31, 2024, the Company’s gross loss and LAE reserves included $18 million and $19 million, respectively related to LAE.

In millions	Changes in Loss and LAE Reserves for the Six Months Ended June 30, 2025
Gross Loss						Gross Loss
and LAE		Accretion			Changes in	and LAE
Reserves as of	Loss	of Claim	Changes in		Unearned	Reserves as of
December 31,	and LAE	Liability	Discount	Changes in	Premium	June 30,
2024	Payments	Discount	Rates	Assumptions (1)	Revenue	2025
$526	$(29)	$11	$9	$9	$-	$526

___________________

(1) - Includes changes in amount and timing of estimated payments and recoveries.

The Company’s loss and LAE reserves remained flat, with claim payments on PREPA and a U.S. public finance leased-backed transaction partially offset by accretion, and lower risk-free rates, which increased future liabilities net of recoveries, primarily from insured RMBS transactions. Additionally, the reclassified recoveries on paid claims to insurance loss recoverable further contributed to an increase in future liabilities. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information on PREPA.

Changes in Insurance Loss Recoverable

Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the six months ended June 30, 2025. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Six Months Ended June 30, 2025
	Gross					Gross
	Recoverable					Recoverable
	as of		Accretion	Changes in		as of
	December 31,	Collections	of	Discount	Changes in	June 30,
In millions	2024	for Cases	Recoveries	Rates	Assumptions	2025
Insurance loss recoverable	$185	$(13)	$4	$2	$7	$185

The Company’s insurance loss recoverable remained flat as collections primarily from the sale of unwrapped PREPA bonds received via subrogation for secondary claims paid were partially offset by the reclassification of expected recoveries on paid claims related to a U.S. public finance lease-backed transaction. Additionally, accretion and a decline in risk-free rates contributed to an increase in the value of future recoveries.

Loss and LAE Activity

For the three and six months ended June 30, 2025, the incurred loss primarily related to accretion and a decline in risk-free rates, which caused future liabilities, net of recoveries to increase primarily on the Company's insured RMBS transactions.

For the three and six months ended June 30, 2024, the incurred loss primarily related to PREPA. In addition, the six months ended June 30, 2024 incurred loss included reserves on a U.S. public finance lease-backed transaction.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended June 30, 2025 and 2024, gross LAE related to remediating insured obligations was $2 million and $9 million, respectively. For the six months ended June 30, 2025 and 2024, gross LAE related to the remediation of insured obligations was $3 million and $11 million, respectively.

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of June 30, 2025:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	27	-	-	88	115
Number of issues (1)	9	-	-	75	84
Remaining weighted average contract period (in years)	3.5	-	-	6.1	5.4
Gross insured contractual payments outstanding: (2)
Principal	$572	$-	$-	$1,457	$2,029
Interest	1,168	-	-	526	1,694
Total	$1,740	$-	$-	$1,983	$3,723
Gross Claim Liability (3)	$-	$-	$-	$872	$872
Less:
Gross Potential Recoveries (4)	-	-	-	441	441
Discount, net (5)	-	-	-	99	99
Net claim liability (recoverable)	$-	$-	$-	$332	$332
Unearned premium revenue	$2	$-	$-	$9	$11
Reinsurance recoverable on paid and unpaid losses (6)					$16

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

Investments based on quoted market prices of identical investments in active markets are classified as Level 1 of the fair value hierarchy. Level 1 investments generally consist of U.S. Treasury and government agency, money market securities and certain equity investments. Quoted market prices of investments in less active markets, as well as investments which are valued based on other than quoted prices for which the inputs are observable, such as interest rate yield curves, are categorized in Level 2 of the fair value hierarchy. Investments that contain significant inputs that are not observable are categorized as Level 3.

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

Derivatives

A VIE consolidated by the Company entered into a derivative instrument consisting of a cross currency swap that as of June 30, 2025 and December 31, 2024 had outstanding notional amounts of $30 million and $36 million, respectively. The cross currency swap was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair value of the VIE derivative was determined based on the valuation provided by an independent third-party, which is included in “Liabilities of consolidated variable interest entities – Derivative liabilities” on the Company’s consolidated balance sheets. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value as of			Range
	June 30,			(Weighted
In millions	2025	Valuation Techniques	Unobservable Input	Average)
Assets:
Equity Investments	$52	Discounted cash flow	Discount rate (1)
			EBITDA multiple (1)
		Type certificate	Discount rate (1)
			EBITDA royalty share (1)
Loans carried at fair value	15	Discounted cash flow	Discount rate (1)
Assets of consolidated VIEs:
Loans receivable at fair value	33	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	5% - 5% (5%) (2)

(1) - Ranges for discount rate, EBITDA multiple and EBITDA royalty share are not meaningful.

(2) - Weighted average represents the total MBIA guarantees as a percentage of total instrument fair value.

	Fair Value as of			Range
	December 31,			(Weighted
In millions	2024	Valuation Techniques	Unobservable Input	Average)
Assets:
Equity Investments	$52	Discounted cash flow	Discount rate (1)
			EBITDA multiple (1)
		Type certificate	Discount rate (1)
			EBITDA royalty share (1)
Loans carried at fair value	15	Discounted cash flow	Discount rate (1)
Assets of consolidated VIEs:
Loans receivable at fair value	28	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	27% - 27% (27%) (2)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable		Balance as of
	Assets	Inputs	Inputs		June 30,
In millions	(Level 1)	(Level 2)	(Level 3)		2025
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$524	$-	$-		$524
State and municipal bonds	-	99	-		99
Foreign governments	-	5	-		5
Corporate obligations	-	386	16	(1)	402
Mortgage-backed securities:
Residential mortgage-backed agency	-	117	-		117
Residential mortgage-backed non-agency	-	15	-		15
Commercial mortgage-backed	-	19	-		19
Asset-backed securities:
Collateralized debt obligations	-	61	-		61
Other asset-backed	-	146	-		146
Total fixed-maturity investments	524	848	16		1,388
Money market securities	49	-	-		49
Equity investments	41	6	52		109	(2)
Cash and cash equivalents	165	-	-		165
Assets of consolidated VIEs:
Cash	2	-	-		2
Loans receivable at fair value:
Residential loans receivable	-	-	33		33
Total assets	$781	$854	$101		$1,746
Liabilities:
Medium-term notes	$-	$-	$38		$38
Other liabilities:
Insured credit derivatives	-	1	-		1
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	26		26
Currency derivatives	-	-	10		10
Total liabilities	$-	$1	$74		$75

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

Level 3 assets at fair value as of June 30, 2025 and December 31, 2024 represented approximately 6% and 5%, respectively, of total assets measured at fair value. Level 3 liabilities at fair value as of June 30, 2025 and December 31, 2024 represented approximately 99% of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of June 30, 2025 and December 31, 2024. The majority of the financial assets and liabilities that the Company requires fair value reporting or disclosures are valued based on the Company’s or a third-party’s estimate of discounted cash flow model estimates, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	June 30,	June 30,
In millions	(Level 1)	(Level 2)	(Level 3)	2025	2025
Assets:
Other investments	$-	$-	$1	$1	$1
Total assets	$-	$-	$1	$1	$1
Liabilities:
Long-term debt	$-	$311	$-	$311	$2,814
Medium-term notes	-	-	225	225	416	(1)
Investment agreements	-	-	218	218	203
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	6	6	6
Total liabilities	$-	$311	$449	$760	$3,439
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$758	$758	$527
Ceded recoverable (liability)	-	-	17	17	17

(1) - The carry value includes the complex interest calculations embedded in an MTN elected to be accounted for as a separate derivative that is reported together with the host contract. As of June 30, 2025, the Company had an embedded derivative liability of $1 million.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended June 30, 2025 and 2024:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2025

												Change in	Change in
												Unrealized	Unrealized
												Gains	Gains
												(Losses) for	(Losses) for
												the Period	the Period
												Included in	Included in
		Total										Earnings	OCI
		Gains /	Unrealized									for Assets	for Assets
		(Losses)	Gains /									still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers			as of	as of
	Beginning	in	Included					into	out of	Ending		June 30,	June 30,
In millions	of Period	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance		2025	2025(1)
Assets:
Corporate obligations	$15	$-	$-	$1	$-	$-	$-	$-	$-	$16	(3)	$-	$-
Equity investments	52	-	-	-	-	-	-	-	-	52		-	-
Assets of consolidated VIEs:
Loans receivable - residential	30	4	-	-	-	(1)	-	-	-	33		3	-
Total assets	$97	$4	$-	$1	$-	$(1)	$-	$-	$-	$101		$3	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses								still held	still held
	Balance,	Included	Included					Transfers	Transfers		as of	as of
	Beginning	in	in					into	out of	Ending	June 30,	June 30,
In millions	of Period	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2025	2025(2)
Liabilities:
Medium-term notes	$37	$3	$(2)	$-	$-	$-	$-	$-	$-	$38	$3	$(2)
Liabilities of consolidated VIEs:
VIE notes	27	1	-	-	-	(2)	-	-	-	26	-	-
Currency derivatives	6	4	-	-	-	-	-	-	-	10	4	-
Total liabilities	$70	$8	$(2)	$-	$-	$(2)	$-	$-	$-	$74	$7	$(2)

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

(3) - Includes loans carried at fair value of $15 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended June 30, 2024

												Change in	Change in
												Unrealized	Unrealized
												Gains	Gains
												(Losses) for	(Losses) for
												the Period	the Period
												Included in	Included in
		Total										Earnings for	OCI for
		Gains /	Unrealized									Assets	Assets
		(Losses)	Gains /									still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers			as of	as of
	Beginning	in	Included					into	out of	Ending		June 30,	June 30,
In millions	of Period	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance		2024	2024(1)
Assets:
Corporate obligations	$7	$(3)	$-	$6	$-	$-	$-	$-	$-	$10	(3)	$(2)	$-
Equity investments	102	(57)	-	-	-	-	-	-	-	45		(57)	-
Assets of consolidated VIEs:
Loans receivable- residential	36	(4)	-	-	-	(1)	-	-	-	31		(5)	-
Other	2	-	-	-	-	-	(2)	-	-	-		-	-
Total assets	$147	$(64)	$-	$6	$-	$(1)	$(2)	$-	$-	$86		$(64)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		(Gains) /	Unrealized								Liabilities	Liabilities
		Losses	(Gains) /								still held	still held
	Balance,	Included	Losses					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	June 30,	June 30,
In millions	of Period	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2024	2024(2)
Liabilities:
Medium-term notes	$36	$(4)	$4	$-	$-	$-	$-	$-	$-	$36	$(4)	$4
Liabilities of consolidated VIEs:
VIE notes	46	14	(7)	-	-	(2)	(20)	-	-	31	-	-
Currency derivatives	15	(6)	-	-	-	-	-	-	-	9	(6)	-
Total liabilities	$97	$4	$(3)	$-	$-	$(2)	$(20)	$-	$-	$76	$(10)	$4

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

(3) - Includes loans carried at fair value of $9 million.

For the three months ended June 30, 2024, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2025 and 2024:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Six Months Ended June 30, 2025

												Change in	Change in
												Unrealized	Unrealized
												Gains	Gains
												(Losses) for	(Losses) for
												the Period	the Period
												Included in	Included in
		Total										Earnings for	OCI for
		Gains /	Unrealized									Assets	Assets
		(Losses)	Gains /									still held	still held
	Balance	Included	(Losses)					Transfers	Transfers			as of	as of
	Beginning	in	Included					into	out of	Ending		June 30,	June 30,
In millions	of Year	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance		2025	2025(1)
Assets:
Corporate obligations	$16	$(1)	$-	$1	$-	$-	$-	$-	$-	$16	(3)	$(1)	$-
Equity investments	52	-	-	-	-	-	-	-	-	52		-	-
Assets of consolidated VIEs:
Loans receivable - residential	28	7	-	-	-	(2)	-	-	-	33		5	-
Total assets	$96	$6	$-	$1	$-	$(2)	$-	$-	$-	$101		$4	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses								still held	still held
	Balance,	Included	Included in					Transfers	Transfers		as of	as of
	Beginning	in	Credit Risk					into	out of	Ending	June 30,	June 30,
In millions	of Year	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2025	2025(2)
Liabilities:
Medium-term notes	$35	$5	$(2)	$-	$-	$-	$-	$-	$-	$38	$5	$(2)
Liabilities of consolidated VIEs:
VIE notes	31	3	-	-	-	(8)	-	-	-	26	1	-
Currency derivatives	6	4	-	-	-	-	-	-	-	10	4	-
Total liabilities	$72	$12	$(2)	$-	$-	$(8)	$-	$-	$-	$74	$10	$(2)

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

For the six months ended June 30, 2024, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three and six months ended June 30, 2025 and 2024 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	June 30,	Included	June 30,
In millions	in Earnings	2025	in Earnings	2024
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$(3)	$(3)	$(56)	$(55)
Revenues of consolidated VIEs (1)	(1)	(1)	(12)	1
Total	$(4)	$(4)	$(68)	$(54)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	June 30,	Included	June 30,
In millions	in Earnings	2025	in Earnings	2024
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$(6)	$(6)	$(60)	$(57)
Revenues of consolidated VIEs (1)	-	-	(36)	1
Total	$(6)	$(6)	$(96)	$(56)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

Derivative Instruments

The Company's derivatives are comprised of insured swaps, primarily consisting of insured interest rate swaps and inflation-linked swaps related to its insured debt issuance, embedded derivatives containing the complex interest rate calculations and a cross currency swap entered into by a consolidated VIE. The following tables present the effects of derivative instruments on the Company's consolidated statements of operations for the three and six months ended June 30, 2025 and 2024:

In millions
Derivatives Not Designated		Three Months Ended June 30,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2025	2024
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	$(4)	$6
Total		$(4)	$6

In millions
Derivatives Not Designated		Six Months Ended June 30,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2025	2024
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	$(4)	$5
Total		$(4)	$5

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

The following table presents the gains and (losses) included in the Company's consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 for financial instruments for which the fair value option was elected:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Investments carried at fair value (1)	$1	$(60)	$-	$(63)
Fixed-maturity securities held at fair value-VIE (2)	-	(1)	-	(1)
Loans receivable at fair value:
Residential mortgage loans (2)	4	(4)	7	(2)
Medium-term notes (1)	(3)	4	(5)	6
Variable interest entity notes (2)	(1)	(14)	(3)	(39)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange" on the Company's consolidated statements of operations.

(2) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and/or "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of June 30, 2025 and December 31, 2024 for loans and notes for which the fair value option was elected:

	As of June 30, 2025			As of December 31, 2024
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$13	$13	$-	$12	$12	$-
Residential mortgage loans (90 days or more past due)	53	20	33	48	16	32
Corporate loans - current	18	15	3	16	15	1
Total loans receivable at fair value	$84	$48	$36	$76	$43	$33
Variable interest entity notes	$40	$26	$14	$45	$31	$14
Medium-term notes	$59	$38	$21	$52	$35	$17

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

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of June 30, 2025 and December 31, 2024, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were gains of $29 million and $27 million, respectively, reported in AOCI on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the three and six months ended June 30, 2025 the portions of instrument-specific credit risk included in AOCI that was recognized in earnings due to settlement of liabilities were not material. During the three and six months ended June 30, 2024 the portions of instrument-specific credit risk included in AOCI that was recognized in earnings due to settlement of liabilities was $9 million and $28 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments

Investments, excluding equity instruments, and those elected under the fair value option, primarily consist of debt instruments classified as available-for-sale ("AFS").

The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$536	$-	$-	$(12)	$524
State and municipal bonds	106	-	2	(9)	99
Foreign governments	7	-	-	(2)	5
Corporate obligations	436	-	1	(99)	338
Mortgage-backed securities:
Residential mortgage-backed agency	126	-	1	(13)	114
Residential mortgage-backed non-agency	13	-	-	(1)	12
Commercial mortgage-backed	14	-	-	-	14
Asset-backed securities:
Collateralized debt obligations	40	-	1	-	41
Other asset-backed	122	-	1	(2)	121
Total AFS investments	$1,400	$-	$6	$(138)	$1,268

	December 31, 2024
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$500	$-	$-	$(19)	$481
State and municipal bonds	110	-	2	(11)	101
Foreign governments	12	-	-	(2)	10
Corporate obligations	496	-	1	(106)	391
Mortgage-backed securities:
Residential mortgage-backed agency	127	-	-	(16)	111
Residential mortgage-backed non-agency	36	-	1	(5)	32
Commercial mortgage-backed	7	-	-	-	7
Asset-backed securities:
Collateralized debt obligations	71	-	1	-	72
Other asset-backed	32	-	-	(1)	31
Total AFS investments	$1,391	$-	$5	$(160)	$1,236

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of June 30, 2025. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
	Net
	Amortized	Fair
In millions	Cost	Value
Due in one year or less	$433	$432
Due after one year through five years	91	91
Due after five years through ten years	182	162
Due after ten years	379	281
Mortgage-backed and asset-backed	315	302
Total fixed-maturity investments	$1,400	$1,268

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of June 30, 2025 and December 31, 2024 was $11 million. These deposits are required to comply with state insurance laws.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of June 30, 2025 and December 31, 2024, the fair value of securities pledged as collateral for these investment agreements were $214 million and $213 million, respectively. The Company’s collateral as of June 30, 2025 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.

Impaired Investments

The following tables present the non-credit related gross unrealized losses related to AFS investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$14	$-	$121	$(12)	$135	$(12)
State and municipal bonds	6	-	61	(9)	67	(9)
Foreign governments	-	-	5	(2)	5	(2)
Corporate obligations	11	(2)	277	(97)	288	(99)
Mortgage-backed securities:
Residential mortgage-backed agency	-	-	95	(13)	95	(13)
Residential mortgage-backed non-agency	-	-	6	(1)	6	(1)
Commercial mortgage-backed	2	-	5	-	7	-
Asset-backed securities:
Collateralized debt obligations	12	-	-	-	12	-
Other asset-backed	19	-	26	(2)	45	(2)
Total AFS investments	$64	$(2)	$596	$(136)	$660	$(138)

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

Gross unrealized losses on AFS investments decreased as of June 30, 2025 compared with December 31, 2024 primarily due to lower interest rates and tighter credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of June 30, 2025 and December 31, 2024 was 14 and 15 years, respectively. As of June 30, 2025 and December 31, 2024, there were 246 and 366 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 206 and 318 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of June 30, 2025:

	AFS Securities
Percentage of Fair Value	Number of	Book Value	Fair Value
Below Book Value	Securities	(in millions)	(in millions)
> 5% to 15%	87	$295	$263
> 15% to 25%	51	84	67
> 25% to 50%	66	226	143
> 50%	2	-	-
Total	206	$605	$473

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

As of June 30, 2025, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of June 30, 2025 that would require the sale of impaired securities.

Credit Losses on Investments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. If the Company determines that the declines in the fair value are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the Company’s policy for its determination of credit losses. The Company did not purchase any credit-deteriorated assets or establish an allowance for credit losses for AFS securities for the three and six months ended June 30, 2025 and 2024.

The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of June 30, 2025 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of June 30, 2025.

		Unrealized	Insurance Loss
In millions	Fair Value	Loss	Reserve (1)
Asset-backed	$17	$(2)	$18
Corporate obligations	77	(46)	-
Total	$94	$(48)	$18

___________________

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of Available-for-Sale Investments

The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Proceeds from sales	$61	$27	$123	$55
Gross realized gains	$-	$1	$1	$1
Gross realized losses	$(1)	$(2)	$(7)	$(3)

Equity and Trading Investments

Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the three and six months ended June 30, 2025 and 2024 are as follows:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Net gains (losses) recognized during the period on equity and trading securities	$4	$(56)	$1	$(58)
Less:
Net gains (losses) recognized during the period on equity and trading securities sold during the period	-	1	2	1
Unrealized gains (losses) recognized during the period on equity and trading securities still held at the reporting date	$4	$(57)	$(1)	$(59)

Note 8: Income Taxes

The Company’s income taxes and the related effective tax rates for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2025	2024	2025	2024
Income (loss) from continuing operations before income taxes	$(56)	$(253)	$(118)	$(340)
Provision (benefit) for income taxes	$-	$-	$-	$-
Effective tax rate	0.0%	0.0%	0.0%	0.0%

For the six months ended June 30, 2025 and 2024, the Company’s effective tax rate applied to its loss from continuing operations before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.

Deferred Tax Asset, Net of Valuation Allowance

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.4 billion as of June 30, 2025 and December 31, 2024. The Company will continue to analyze the valuation allowance on a quarterly basis.

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

Accounting for Uncertainty in Income Taxes

The Company’s policy is to record and disclose any change in unrecognized tax benefit (“UTB”) and related interest and/or penalties to income tax in the consolidated statements of operations. The Company includes interest as a component of income tax expense. As of June 30, 2025 and December 31, 2024, the Company had no material UTB.

Federal income tax returns through 2011 have been examined or surveyed. As of June 30, 2025, the Company’s NOL is approximately $4.4 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2026 through 2044. As of June 30, 2025, the Company has a foreign tax credit carryforward of $55 million, which will expire between tax years 2025 through 2033.

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

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law and includes permanent extensions, with certain updates, of several individual, business, and international tax measures originally established under the 2017 Tax Cuts and Jobs Act and set to change at the end of 2025. The OBBBA will not have a material impact on the Company’s financial results.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$15	$5	$5	$-		$25
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(3)	-	-		(2)
Inter-segment revenues (2)	7	12	1	(20)		-
Total revenues (3)	23	14	6	(20)		23
Losses and loss adjustment	6	-	2	-		8
Compensation and benefits	-	12	-	-		12
Interest	-	18	36	(6)		48
Inter-segment service charge	7	-	3	(10)		-
Other segment items (4)	3	4	7	(3)		11
Total expenses	16	34	48	(19)		79
Income (loss) from continuing operations before income taxes	$7	$(20)	$(42)	$(1)		$(56)
Total assets per reportable segment	$1,544	$677	$805	$(903)	(5)	$2,123
Assets held for sale						11
Total assets						$2,134

(1) - Consists primarily of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income.

(3) - Includes net investment income of $15 million, $6 million, $3 million, and ($5) million for the U.S. Public Finance, Corporate, International and Structured Finance, and Eliminations segments, respectively.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Business Segments (continued)

	Three Months Ended June 30, 2024
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$16	$8	$8	$(1)		$31
Net gains (losses) on financial instruments at fair value and foreign exchange	-	4	(59)	-		(55)
Revenues of consolidated VIEs	-	-	(13)	-		(13)
Inter-segment revenues (2)	7	15	1	(23)		-
Total revenues (3)	23	27	(63)	(24)		(37)
Losses and loss adjustment	141	-	1	-		142
Compensation and benefits	-	9	-	-		9
Interest	-	18	41	(6)		53
Inter-segment service charge	9	-	6	(15)		-
Other segment items (4)	3	4	8	(3)		12
Total expenses	153	31	56	(24)		216
Income (loss) from continuing operations before income taxes	$(130)	$(4)	$(119)	$-		$(253)
Total assets per reportable segment	$1,671	$657	$846	$(941)	(5)	$2,233
Assets held for sale						71
Total assets						$2,304
________________

(1) - Consists primarily of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income.

(3) - Includes net investment income of $17 million, $8 million, $2 million, and ($5) million for the U.S. Public Finance, Corporate, International and Structured Finance, and Eliminations segments, respectively.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Business Segments (continued)

The following tables provide the Company’s segment results for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$26	$11	$10	$-		$47
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(8)	(10)	-		(17)
Revenues of consolidated VIEs	-	-	7	-		7
Inter-segment revenues (2)	13	27	3	(43)		-
Total revenues (3)	40	30	10	(43)		37

Losses and loss adjustment	9	-	7	-		16
Compensation and benefits	-	21	-	-		21
Interest	-	36	74	(12)		98
Inter-segment service charge	17	-	7	(24)		-
Other segment items (4)	7	8	11	(6)		20
Total expenses	33	65	99	(42)		155
Income (loss) from continuing operations before income taxes	$7	$(35)	$(89)	$(1)		$(118)
Total assets per reportable segment	$1,544	$677	$805	$(903)	(5)	$2,123
Assets held for sale						11
Total assets						$2,134

(1) - Consists primarily of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income.

(3) - Includes net investment income of $30 million, $13 million, $6 million, and ($12) million for the U.S. Public Finance, Corporate, International and Structured Finance, and Eliminations segments, respectively.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Business Segments (continued)

	Six Months Ended June 30, 2024
In millions	U.S. Public Finance Insurance	Corporate	International and Structured Finance Insurance	Eliminations		Consolidated
Revenues (1)	$35	$16	$15	$(1)		$65
Net gains (losses) on financial instruments at fair value and foreign exchange	1	12	(64)	-		(51)
Revenues of consolidated VIEs	-	-	(38)	-		(38)
Inter-segment revenues (2)	13	30	2	(45)		-
Total revenues (3)	49	58	(85)	(46)		(24)
Losses and loss adjustment	163	-	(3)	-		160
Compensation and benefits	-	28	-	-		28
Interest	-	36	81	(12)		105
Inter-segment service charge	19	-	10	(29)		-
Other segment items (4)	6	7	15	(5)		23
Total expenses	188	71	103	(46)		316
Income (loss) from continuing operations before income taxes	$(139)	$(13)	$(188)	$-		$(340)
Total assets per reportable segment	$1,671	$657	$846	$(941)	(5)	$2,233
Assets held for sale						71
Total assets						$2,304

(1) - Consists primarily of net premiums earned, net investment income, net realized investment gains (losses) and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income.

(3) - Includes net investment income of $35 million, $16 million, $5 million, and ($11) million for the U.S. Public Finance, Corporate, International and Structured Finance, and Eliminations segments, respectively.

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

The following table presents the computation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except per share amounts	2025	2024	2025	2024
Basic and diluted earnings per share:
Net income (loss) from continuing operations available to common shareholders	$(56)	$(253)	$(118)	$(340)
Income (loss) from discontinued operations, net of income taxes	-	(2)	-	(1)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	-	(1)	-	(1)
Net income (loss) from discontinued operations attributable to MBIA Inc.	-	(1)	-	-
Net income (loss) attributable to MBIA Inc.	$(56)	$(254)	$(118)	$(340)
Basic and diluted weighted average shares (1)	49.5	47.5	49.0	47.2
Net income (loss) per common share - basic and diluted:
Continuing operations	$(1.12)	$(5.30)	$(2.40)	$(7.20)
Discontinued operations	-	(0.04)	-	(0.01)
Net income (loss) per share - basic and diluted	$(1.12)	$(5.34)	$(2.40)	$(7.21)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	0.9	3.4	0.9	3.4

(1) - Includes approximately 1 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three and six months ended June 30, 2025 and 2024.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the six months ended June 30, 2025:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2024	$(150)	$(5)	$27	$(128)
Other comprehensive income (loss) before reclassifications	18	-	2	20
Amounts reclassified from AOCI	7	5	-	12
Net period other comprehensive income (loss)	25	5	2	32
Balance, June 30, 2025	$(125)	$-	$29	$(96)

The following table presents the details of the reclassifications from AOCI for the three and six months ended June 30, 2025 and 2024:

In millions	Amounts Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI Components	2025	2024	2025	2024	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$-	$(2)	$(7)	$(2)	Net realized investment gains (losses)
Foreign currency translation:
Liquidation of MBIA Mexico	-	-	(5)	-	Net gains (losses) on financial instruments at fair value and foreign exchange
Instrument-specific credit risk of liabilities:
Deconsolidation of VIEs	-	(9)	-	(9)	Other net realized gains (losses) - VIEs
Settlement of liabilities	-	-	-	(19)	Net gains (losses) on financial instruments at fair value and foreign exchange - VIEs
Total reclassifications for the period	$-	$(11)	$(12)	$(30)	Net income (loss)

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

In May of 2024, the Company notified its landlord of the Purchase, New York lease that it is exercising its right to terminate the lease in August of 2025 ("Termination Date"). In connection with this termination notice, the Company will pay a termination fee that includes the unamortized amount of incentives, free rent and other costs at the Termination Date. The Company accounted for this termination as a lease modification and remeasured its lease liability to the present value of the remaining lease payments and adjusted its right-of-use ("ROU") asset as of the modification date in accordance with ASC 842. In June of 2025, the Company executed a partial reinstatement of its Purchase, New York lease that includes a portion of its original leased space with an initial term expiring in 2029. The Company accounted for this partial reinstatement as a lease modification and remeasured its lease liability to the present value of the remaining lease payments and adjusted its ROU asset as of the modification date in accordance with ASC 842.

The following table provides the amounts included on the Company’s consolidated balance sheet and other lease information as of June 30, 2025:

$ in millions	As of June 30, 2025	Balance Sheet Location
ROU asset	$2	Other assets
Lease liability	$7	Other liabilities
Weighted average remaining lease term (years)	3.8
Discount rate used for operating leases	9.5%
Total future minimum lease payments	$8

Other Commitment

MBIA Corp. and other non-affiliates agreed to provide a delayed draw term loan commitment to an entity which MBIA Corp. holds as an equity investment. MBIA Corp.'s maximum commitment to this loan is approximately $15 million which was fully drawn and outstanding as of June 30, 2025.

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

Economic Environment

Recent indicators suggest that growth of U.S. economic activity has moderated in the first half of 2025. The unemployment rate remains low and labor market conditions remain solid. Inflation remains elevated. The Federal Open Market Committee (“FOMC”) seeks to achieve maximum employment and 2% inflation over the longer run, and has noted that uncertainty around the economic outlook remains elevated. At its most recent meeting, the FOMC maintained its federal funds rate target range at 4.25% to 4.50%. Economic and financial market trends could impact the Company’s financial results. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. Higher interest rates could adversely affect the values of our Company’s investment portfolio, but increase investment portfolio yield and income, and decrease the present value of loss reserves.

2025 Business Developments

The following is a summary of 2025 business developments:

PREPA

•
On January 1, 2025, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $13 million. As of June 30, 2025, National had $657 million of insured debt service outstanding related to PREPA. In addition, on July 1, 2025, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $92 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (continued)

•
On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision"). On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee ("UCC") filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. On January 29, 2025, the Court extended its litigation stay through March 24, 2025, and on March 3, 2025, the Court entered an order identifying key legal issues and requiring a joint proposed litigation schedule. On March 20, 2025, the Court set a briefing schedule on a motion for allowance of an administrative expense. On June 11, 2025, the Court set June 30, 2025, as the deadline for discovery, and July 23, 2025, for oral arguments in the administrative expense claim motion. Following the hearing, the Court reserved its decision on the legal issues and permitted the parties to continue resolution of discovery disputes. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan, National’s PREPA loss reserves and recoveries could be materially adversely affected.
•
In July of 2025, National transferred certain PREPA bankruptcy claims to a custodian in exchange for tradeable custodial receipts (the "Custodial Receipts"). As owner of the Custodial Receipts, National continues to hold the same rights and is entitled to the same economic benefits associated with the transferred bankruptcy claims. As a result, the Company's estimated recovery values for these bankruptcy claims continue to be recorded within "Insurance loss recoverable" on the Company's consolidated balance sheets. National may, at its discretion, sell such Custodial Receipts to qualified buyers prior to a PREPA bankruptcy settlement in order to monetize subrogation of the related bankruptcy claims.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our PREPA exposure.

MBIA Mexico

•
The Company commenced the process of dissolving MBIA Corp.' s wholly-owned subsidiary, MBIA México, S.A. de C.V. (“MBIA Mexico”) under Mexican law and during the six months ended June 30, 2025, MBIA Mexico returned approximately $12 million of capital to MBIA Corp. Refer to the following “Liquidity and Capital Resources- Capital Resources- Insurance Statutory Capital" section for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except for per share, percentage and share amounts	2025	2024	2025	2024
Total revenues	$23	$(37)	$37	$(24)
Total expenses	79	216	155	316
Income (loss) from continuing operations before income taxes	(56)	(253)	(118)	(340)
Provision (benefit) for income taxes	-	-	-	-
Net income (loss) from continuing operations	(56)	(253)	(118)	(340)
Income (loss) from discontinued operations, net of income taxes	-	(2)	-	(1)
Net income (loss)	(56)	(255)	(118)	(341)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	-	(1)	-	(1)
Net income (loss) attributable to MBIA Inc.	$(56)	$(254)	$(118)	$(340)
Net income (loss) per basic and diluted common share	$(1.12)	$(5.34)	$(2.40)	$(7.21)
Adjusted net income (loss) (1)	$(8)	$(138)	$(16)	$(162)
Adjusted net income (loss) per diluted share (1)	$(0.17)	$(2.90)	$(0.33)	$(3.44)
Weighted average basic and diluted common shares outstanding	49,543,258	47,501,248	48,952,068	47,161,085
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

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

Income (loss) from Continuing Operations Before Income Taxes

The increase in consolidated total revenues for the three months ended June 30, 2025 compared with the same period of 2024 was principally due to favorable changes from fair valuing investments and revenues from consolidated variable interest entities ("VIEs"), partially offset by unfavorable changes from foreign currency and net investment income. The three months ended June 30, 2025 included $5 million of gains from fair valuing investments compared with $59 million of losses for the same period of 2024. The three months ended June 30, 2024 included $13 million of consolidated VIE losses primarily from the reclassification of credit risk losses from accumulated other comprehensive income ("AOCI") to net income (loss) due to the deconsolidation of a VIE, with no comparable amounts for the same period of 2025. The three months ended June 30, 2025 included foreign currency losses of $9 million on euro-denominated liabilities compared with foreign exchange gains of $1 million on these liabilities for the same period of 2024. This unfavorable change was due to the weakening of the U.S. dollar against the euro in 2025 compared with the U.S. dollar strengthening against the euro in 2024. In addition, net investment income decreased $3 million for the three months ended June 30, 2025 compared with the same period of 2024 primarily due to a lower average asset base and a lower investment yield.

Consolidated total expenses for the three months ended June 30, 2025 included $8 million of losses and loss adjustment expense (“LAE”) compared with $142 million for the same period of 2024. The losses and LAE were primarily due to unfavorable changes in PREPA net reserves. Refer to the following “Losses and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024

Income (loss) from Continuing Operations Before Income Taxes

The increase in consolidated total revenues for the six months ended June 30, 2025 compared with the same period of 2024 was principally due to favorable changes from fair valuing investments and revenues from consolidated VIEs, partially offset by unfavorable changes from foreign currency and net investment income. The six months ended June 30, 2025 included $1 million of gains from fair valuing investments compared with $59 million of losses for the same period of 2024. Consolidated VIE revenue for the six months ended June 30, 2025 was a gain of $7 million compared with a loss of $38 million for the same period of 2024. Consolidated VIE revenue for the six months ended June 30, 2025 related to a gain from a litigation trust we consolidated as a VIE. The consolidated VIE loss for the six months ended June 30, 2024 was primarily from the reclassification of credit risk losses from AOCI to net income (loss) due to early redemptions of VIE liabilities and the deconsolidation of a VIE. The six months ended June 30, 2025 included foreign currency losses of $13 million on euro-denominated liabilities due to the weakening of the U.S. dollar against the euro in 2025 and foreign currency translation losses of $5 million reclassified from AOCI to net income (loss) due to the liquidation of a foreign subsidiary. The six months ended June 30, 2024 included foreign currency gains of $4 million related to gains on euro-denominated liabilities due to the strengthening of the U.S. dollar against the euro in 2024. In addition, net investment income decreased $8 million for the six months ended June 30, 2025 compared with the same period of 2024 primarily due to a lower average asset base and a lower investment yield.

Consolidated total expenses for the six months ended June 30, 2025 included $16 million of losses and LAE compared with $160 million for the same period of 2024. The losses and LAE were primarily due to unfavorable changes in PREPA net reserves. In addition, there were unfavorable changes in losses and LAE on our insured first-lien residential mortgage-backed securities ("RMBS") exposure primarily related to the impact of changes in risk-free interest rates used to present value loss reserves. Refer to the following “Losses and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE.

Three and Six Months Ended June 30, 2025 vs. Three and Six Months Ended June 30, 2024

Provision for Income Taxes

For the three and six months ended June 30, 2025 and 2024, our effective tax rate applied to our loss before income taxes was below the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which included our net operating loss (“NOL”).

As of June 30, 2025 and December 31, 2024, the Company’s valuation allowance against its net deferred tax asset was $1.4 billion. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 8: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

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

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions except share and per share amounts	2025	2024	2025	2024
Net income (loss)	$(56)	$(254)	$(118)	$(340)
Less: adjusted net income (loss) adjustments:
Income (loss) from discontinued operations, net of noncontrolling interest	-	(1)	-	-
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(41)	(117)	(88)	(186)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	3	2	4	5
Foreign exchange gains (losses) (1)	(9)	-	(12)	3
Net realized investment gains (losses)	(1)	(1)	(6)	(2)
Other net realized gains (losses)	-	1	-	2
Adjusted net income adjustment to the (provision) benefit for income tax	-	-	-	-
Adjusted net income (loss)	$(8)	$(138)	$(16)	$(162)
Adjusted net income (loss) per diluted common share (2)	$(0.17)	$(2.90)	$(0.33)	$(3.44)
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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of June 30,	As of December 31,
In millions except share and per share amounts	2025	2024
Total shareholders' equity of MBIA Inc.	$(2,178)	$(2,089)
Common shares outstanding	50,488,057	50,970,181
GAAP book value per share	$(43.14)	$(40.99)
Management's adjustments described above:
Remove negative book value per share of MBIA Corp.	(51.49)	(49.48)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(2.50)	(2.87)
Include net unearned premium revenue in excess of expected losses	2.29	2.43

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of June 30, 2025, National had total insured gross par outstanding of $24.2 billion.

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

The following table presents our U.S. public finance insurance segment results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2025	2024		2025	2024
Net premiums earned	$7	$7	-%	$13	$14	-7%
Net investment income	15	17	-12%	30	35	-14%
Net realized investment gains (losses)	(1)	(1)	-%	(6)	(2)	n/m
Net gains (losses) on financial instruments at fair value and foreign exchange	1	-	n/m	1	1	-%
Fees and reimbursements	1	-	n/m	2	1	100%
Total revenues	23	23	-%	40	49	-18%
Losses and loss adjustment	6	141	-96%	9	163	-94%
Amortization of deferred acquisition costs	1	1	-%	3	3	-%
Operating	9	11	-18%	21	22	-5%
Total expenses	16	153	-90%	33	188	-82%
Income (loss) from continuing operations before income taxes	$7	$(130)	-105%	$7	$(139)	-105%
n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. Included in net premiums earned for the three months ended June 30, 2025 and 2024, were scheduled premiums earned of $6 million. Included in net premiums earned for the six months ended June 30, 2025 and 2024, were scheduled premiums earned of $12 million and $13 million, respectively.

NET INVESTMENT INCOME The decrease in net investment income for the three and six months ended June 30, 2025 compared with the same periods of 2024 was primarily due to a lower average invested asset base.

LOSSES AND LOSS ADJUSTMENT EXPENSES For the three and six months ended June 30, 2025 losses and LAE incurred was primarily due to extending the timing of a settlement on our PREPA exposure. For the three and six months ended June 30, 2024, losses and LAE incurred primarily related to changes in PREPA reserves as a result of the developments in the then PREPA remediation. In addition, the six months ended June 30, 2024 incurred loss included reserves on a U.S. public finance lease-backed transaction. Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our PREPA exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,	Percent
In millions	2025	2024	Change
Assets:
Insurance loss recoverable	$164	$165	-1%
Reinsurance recoverable on paid and unpaid losses (1)	16	16	-%
Liabilities:
Loss and LAE reserves	295	299	-1%
Insurance loss recoverable - ceded (2)	2	2	-%
Net reserve (salvage)	$117	$120	-3%
(1) - Reported within "Other assets" on our consolidated balance sheets.
(2) - Reported within "Other liabilities" on our consolidated balance sheets.

The insurance loss recoverable decreased slightly from December 31, 2024 primarily due to the sale of unwrapped PREPA bonds received via subrogation for secondary claims, mostly offset by the reclassification of expected recoveries on paid claims related to a lease-backed transaction from loss and LAE, and accretion. The loss and LAE reserves decreased from December 31, 2024 primarily due to PREPA claim payments, partially offset by the reclassification of recoveries as previously discussed, the extended PREPA settlement timeline, and accretion.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information related to the Company’s insurance loss reserves and recoverables and loss reserving process.

POLICY ACQUISITION COSTS AND OPERATING EXPENSES U.S. public finance insurance segment expenses for the three and six months ended June 30, 2025 and 2024 are presented in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
In millions	2025	2024	Change	2025	2024	Change
Gross expenses	$9	$11	-18%	$21	$22	-5%
Amortization of deferred acquisition costs	$1	$1	-%	$3	$3	-%
Operating	9	11	-18%	21	22	-5%
Total insurance operating expenses	$10	$12	-17%	$24	$25	-4%

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of June 30, 2025 and December 31, 2024. Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

	Gross Par Outstanding
In millions	June 30, 2025		December 31, 2024
Rating	Amount	%	Amount	%
AAA	$960	4.0%	$1,022	4.1%
AA	10,831	44.7%	10,574	41.8%
A	8,878	36.6%	10,023	39.6%
BBB	1,788	7.4%	1,740	6.9%
Below investment grade	1,757	7.3%	1,931	7.6%
Total	$24,214	100.0%	$25,290	100.0%

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

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $3.2 billion relating to GO, PBA, PREPA and HTA bonds through June 30, 2025, inclusive of the commutation payment and the additional payment in the amount of $66 million in 2019 related to COFINA and the GO and HTA acceleration and commutation payments of $277 million and $556 million, respectively, in 2022.

Status of Puerto Rico’s Fiscal Plans

On June 23, 2023, the Oversight Board filed a fiscal plan for PREPA for FY2023, which provided for approximately $2.4 billion of distributions to PREPA bondholders. The University of Puerto Rico (the "University") is not a debtor in Title III and continues to be current on its debt service payment. However, the University is subject to a standstill agreement with its senior bondholders, which has been extended to May 31, 2025. National is not a party to the standstill agreement. As of June 30, 2025, National had $50 million of insured debt service outstanding related to the University.

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

On January 31, 2023, National entered into the PREPA RSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. The Plan and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, following the Appeal Decision, the Oversight Board informed the Court that it intended to file an amendment to the Plan it believed would account for the changes required by the First Circuit opinion. On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the UCC filed an en banc appeal. On November 13, 2024, the First Circuit affirmed its decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. On January 29, 2025, the Court extended its litigation stay through March 24, 2025, and on March 3, 2025, entered an order identifying key legal issues and requiring a joint proposed litigation schedule. On March 20, 2025, the Court set a briefing schedule on a motion for allowance of an administrative expense. On June 11, 2025, the Court set June 30, 2025, as the deadline for discovery, and July 23, 2025, for oral arguments in the administrative expense claim motion. Following the hearing, the Court reserved its decision on the legal issues and permitted the parties to continue resolution of discovery disputes. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended.

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

The following table presents our scheduled gross debt service due on our PREPA insured exposures as of June 30, 2025, for the six months ending December 31, 2025, for each of the subsequent four years ending December 31, and thereafter:

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

The following table summarizes the consolidated results of our corporate segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2025	2024		2025	2024
Net investment income	$6	$8	-25%	$13	$16	-19%
Net gains (losses) on financial instruments at fair value and foreign exchange	(3)	4	n/m	(8)	12	n/m
Fees	11	14	-21%	25	28	-11%
Other net realized gains (losses)	-	1	-100%	-	2	-100%
Total revenues	14	27	-48%	30	58	-48%
Operating	16	13	23%	29	35	-17%
Interest	18	18	-%	36	36	-%
Total expenses	34	31	10%	65	71	-8%
Income (loss) from continuing operations before income taxes	$(20)	$(4)	n/m	$(35)	$(13)	n/m
____________________
n/m - Percent change not meaningful.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The three and six months ended June 30, 2025 included foreign currency losses of $9 million and $13 million, respectively, on euro-denominated liabilities compared with foreign currency gains of $1 million and $4 million, respectively, on these liabilities for the same periods of 2024. These decreases were due to the U.S. dollar weakening against the euro in 2025 compared with the U.S. dollar strengthening against the euro in 2024. In addition, the three and six months ended June 30, 2025 included fair value gains on financial instruments of $5 million and $4 million, respectively, compared with fair value gains of $4 million and $9 million, respectively, on these instruments for the same periods of 2024.

OPERATING EXPENSE Changes in operating expenses for the three and six months ended June 30, 2025 compared with the same periods of 2024 are primarily due to changes in compensation expense related to our non-qualified deferred compensation plan.

International and Structured Finance Insurance Segment

Our international and structured finance insurance portfolio is managed through MBIA Corp. The financial guarantees issued by MBIA Corp. generally provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, non-U.S. public finance and global structured finance insured obligations when due or, in the event MBIA Corp. has the right, at its discretion, to accelerate insured obligations upon default or otherwise. MBIA Corp. insures sovereign-related and sub- sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. MBIA Corp. also insures structured finance and asset-backed obligations repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, consumer loans and structured settlements. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. As of June 30, 2025, MBIA Corp.’s total insured gross par outstanding was $2.2 billion. In addition, MBIA Corp. consolidates insured transactions as VIEs if it determines it is the primary beneficiary, and deconsolidates such VIEs when it is no longer the primary beneficiary.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our international and structured finance insurance segment results for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2025	2024		2025	2024
Net premiums earned	$2	$3	-33%	$4	$5	-20%
Net investment income	3	2	50%	6	5	20%
Net realized investment gains (losses)	-	(1)	-100%	-	(1)	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	-	(59)	-100%	(10)	(64)	-84%
Fees and reimbursements	1	4	-75%	3	5	-40%
Other net realized gains (losses)	-	1	-100%	-	3	-100%
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	-	1	-100%	-	(24)	-100%
Other net realized gains (losses)	-	(14)	-100%	7	(14)	-150%
Total revenues	6	(63)	-110%	10	(85)	-112%
Losses and loss adjustment	2	1	100%	7	(3)	n/m
Amortization of deferred acquisition costs	2	3	-33%	3	4	-25%
Operating	5	6	-17%	10	12	-17%
Interest	36	41	-12%	74	81	-9%
Expenses of consolidated VIEs:
Operating	3	5	-40%	4	9	-56%
Interest	-	-	-%	1	-	n/m
Total expenses	48	56	-14%	99	103	-4%
Income (loss) from continuing operations before income taxes	$(42)	$(119)	-65%	$(89)	$(188)	-53%
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

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net loss for the six months ended June 30, 2025 was primarily due to the reclassification of foreign currency translation losses from AOCI to net income (loss) due to the liquidation of a foreign subsidiary. The net losses for the three and six months ended June 30, 2024 were primarily due to fair value losses on investments for which the fair value option was elected.

REVENUES OF CONSOLIDATED VIEs Consolidated VIE revenue for the six months ended June 30, 2025 related to a gain from a litigation trust we consolidated as a VIE. The net losses of consolidated VIE revenues for the three and six months ended June 30, 2024 primarily included the reclassification of $9 million and $28 million, respectively, of credit risk losses from AOCI to net income (loss). These reclassifications were due to early redemptions of VIE liabilities and the deconsolidation of a VIE.

LOSSES AND LOSS ADJUSTMENT EXPENSES For the three and six months ended June 30, 2025, losses and LAE incurred primarily related to a decrease in risk-free rates used to discount loss reserves, which caused the present value of loss reserves, net of recoveries to increase and accretion of loss reserves on our insured RMBS transactions. For the three months ended June 30, 2024, losses and LAE incurred primarily related to accretion of loss reserves. For the six months ended June 30, 2024, the incurred loss and LAE benefit primarily related to an increase in risk-free rates, used to discount loss reserves, which caused the present value of loss reserves, net of recoveries, to decline on our insured RMBS transactions. This was partially offset by an increase in the secured overnight financing rate ("SOFR"), which increased estimated interest expense on floating rate liabilities on our insured RMBS transactions. The incurred loss benefit was also partially offset by accretion of loss reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As a result of the consolidation of VIEs, loss and LAE excludes losses and LAE expense of $1 million for the six months ended June 30, 2025 and excludes loss and LAE expense of $25 million and $21 million for the three and six months ended June 30, 2024, respectively, as VIE losses and LAE are eliminated in consolidation.

The following table presents information about our insurance loss recoverable and loss and LAE reserves as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,	Percent
In millions	2025	2024	Change
Assets:
Insurance loss recoverable	$21	$20	5%
Reinsurance recoverable on paid and unpaid losses (1)	1	-	100%
Liabilities:
Loss and LAE reserves	231	227	2%
Net reserve (salvage)	$209	$207	1%
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

POLICY ACQUISITION COSTS AND OPERATING EXPENSES International and structured finance insurance segment expenses for the three and six months ended June 30, 2025 and 2024 are presented in the following table:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
In millions	2025	2024		2025	2024
Gross expenses	$5	$6	-17%	$10	$12	-17%
Amortization of deferred acquisition costs	$2	$3	-33%	$3	$4	-25%
Operating	5	6	-17%	10	12	-17%
Total insurance operating expenses	$7	$9	-22%	$13	$16	-19%

Gross expenses represent total insurance expenses before the deferral of any policy acquisition costs. We did not defer a material amount of policy acquisition costs during 2025 or 2024 as no new business was written. Policy acquisition costs in these periods were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes that are indexed to 3-month SOFR. The decreases in interest expense for the three and six months ended June 30, 2025 compared with the same periods of 2024 were primarily due to a decrease in SOFR. Refer to the following “Liquidity and Capital Resources” section for more information about MBIA Corp.’s surplus notes.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of June 30, 2025 and December 31, 2024, 25% and 24%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. As of June 30, 2025, below investment grade insurance policies primarily include our first-lien RMBS exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of June 30, 2025 and December 31, 2024, MBIA Corp. had $532 million and $554 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $30 million and $36 million, as of June 30, 2025 and December 31, 2024, respectively.

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

As of June 30, 2025, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $592 million compared with $671 million as of December 31, 2024. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 12: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Percent Change
In millions	2025	2024	2025 vs 2024
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(42)	$(40)	5%
Investing activities	138	253	-45%
Financing activities	(16)	(123)	-87%
Cash and cash equivalents - beginning of period	87	108	-19%
Cash and cash equivalents - end of period	$167	$198	-16%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Operating activities

Net cash used by operating activities increased for the six months ended June 30, 2025 compared with the same period of 2024 principally due to payments to participants of our non-qualified deferred compensation plan and less investment income received in 2025. This was partially offset by lower net losses and LAE and interest expense paid in 2025.

Investing activities

Net cash provided by investing activities decreased for the six months ended June 30, 2025 compared with the same period of 2024 primarily due to higher net proceeds from sales of investments in 2024 to generate liquidity to fund debt payments.

Financing activities

Net cash used by financing activities decreased for the six months ended June 30, 2025 compared with the same period of 2024 primarily due to the repurchase of GFL MTNs and the early redemption of VIE debt in 2024, both funded by the aforementioned investment proceeds.

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

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of June 30, 2025, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was A and 95% of the investments were investment grade.

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

Insured Investments

MBIA’s consolidated investment portfolio includes investments that are insured by various financial guarantee insurers (“Insured Investments”), including investments insured by National and MBIA Corp. (“Company-Insured Investments”). When purchasing Insured Investments, the Company’s third-party portfolio manager independently assesses the underlying credit quality, structure and liquidity of each investment, in addition to the creditworthiness of the insurer. Insured Investments are diverse by sector, issuer and size of holding. The third-party portfolio manager assigns underlying ratings to Insured Investments without giving effect to financial guarantees based on underlying ratings assigned by Moody’s, or S&P when a rating is not published by Moody’s. When a Moody’s or S&P underlying rating is not available, the underlying rating is based on the portfolio manager’s best estimate of the rating of such investment. If the Company determines that declines in the fair values of third-party Insured Investments are related to credit losses, the Company will establish an allowance for credit losses and recognize the credit component through earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

As of June 30, 2025, Insured Investments at fair value represented $143 million or 9% of consolidated investments, of which $133 million or 9% of consolidated investments were Company-Insured Investments. As of June 30, 2025, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of June 30, 2025, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the A range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 8% of the total consolidated investment portfolio.

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
•
funding share repurchases.

As of June 30, 2025 and December 31, 2024, National held cash and investments of $1.2 billion, of which $201 million and $56 million, respectively, were cash and cash equivalents or short-term investments comprised of highly rated commercial paper, money market funds and municipal, U.S. agency and corporate bonds.

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

As of June 30, 2025, National has a stand-alone NOL carryforward of $586 million. If National becomes profitable, it is not expected to make any tax payments under our tax sharing agreement until it fully utilizes the available stand-alone NOL.

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
•
payment of dividends to shareholders.

As of June 30, 2025 and December 31, 2024, the liquidity positions of MBIA Inc. were $355 million and $380 million, respectively, and included cash and cash equivalents and other investments comprised of highly rated commercial paper and U.S. government and asset-backed bonds.

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
•
payments of operating expenses.

As of June 30, 2025 and December 31, 2024, MBIA Corp. held cash and investments of $230 million and $243 million, respectively, of which $28 million and $27 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by the NYSDFS. MBIA Mexico is regulated by the Comisión Nacional de Seguros y Fianzas in Mexico. We have commenced the process of dissolving this entity under Mexican law. During the first quarter of 2025, MBIA Mexico returned approximately $12 million of capital to MBIA Corp., representing a substantially complete liquidation. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and with statutory accounting principles ("U.S. STAT") and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct.

National – Statutory Capital and Surplus

National had statutory capital of $914 million and $912 million, as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, National’s policyholders' surplus was $616 million. For the six months ended June 30, 2025, National had statutory net income of $11 million. Refer to the “National — Claims - Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of June 30, 2025, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

NYIL regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. National had positive earned surplus as of June 30, 2025 from which it may pay dividends, subject to limitations. Under NYIL, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSDFS approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

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

National’s CPR and components thereto, as of June 30, 2025 and December 31, 2024 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2025	2024
Policyholders' surplus	$616	$602
Contingency reserves	298	310
Statutory capital	914	912
Unearned premiums	196	208
Present value of installment premiums (1)	94	95
Premium resources (2)	290	303
Net loss and LAE reserves (1)	127	130
Salvage reserves on paid claims (1)	159	162
Gross loss and LAE reserves	286	292
Total claims-paying resources	$1,490	$1,507
________________
(1) - Calculated using a discount rate of 4.78% as of June 30, 2025 and December 31, 2024.
(2) - Includes financial guarantee and insured derivative related premiums.

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $92 million and $88 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, MBIA Insurance Corporation’s negative unassigned surplus was $1.9 billion. For the six months ended June 30, 2025, MBIA Insurance Corporation had statutory net income of $6 million. Refer to the “MBIA Insurance Corporation — Claims - Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of June 30, 2025, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of June 30, 2025, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of July 15, 2025, the most recent scheduled interest payment date, there was $1.6 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of June 30, 2025, MBIA Insurance Corporation had “free and divisible surplus” of $70 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of June 30, 2025 and December 31, 2024 are presented in the following table:

	As of June 30,	As of December 31,
In millions	2025	2024
Policyholders’ surplus	$87	$83
Contingency reserves	5	5
Statutory capital	92	88
Unearned premiums	18	21
Present value of installment premiums (1)	17	20
Premium resources (2)	35	41
Net loss and LAE reserves (1)	43	57
Salvage reserves on paid claims (1) (3)	176	170
Gross loss and LAE reserves	219	227
Total claims-paying resources	$346	$356
________________
(1) - Calculated using a discount rate of 5.42% as of June 30, 2025 and December 31, 2024.
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

As of June 30, 2025, National had $657 million of insured debt service outstanding related to PREPA. On January 1, 2025 and July 1, 2025, PREPA defaulted on scheduled debt service for certain National insured bonds and National paid gross claims in the aggregate of $13 million and $92 million, respectively.

On January 29, 2024, the First Circuit Court of Appeals heard argument on the appeal of Judge Swain's ruling on the scope of the bondholder liens and the allowed amount of the under-secured portion of the bondholders' unsecured claim. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision"). On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee ("UCC") filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. On January 29, 2025, the Court extended its litigation stay through March 24, 2025, and on March 3, 2025, entered an order identifying key legal issues and requiring a joint proposed litigation schedule. On March 20, 2025, the Court set a briefing schedule addressing the key issues and requested the parties provide a joint status report by May 30, 2025 proposing a plan for limited discovery necessary to resolve the issues. On June 11, 2025, the Court set June 30, 2025, as the deadline for discovery, and July 23, 2025, for oral arguments in the administrative expense claim motion. Following the hearing, the Court reserved its decision on the legal issues and permitted the parties to continue resolution of discovery disputes. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective.

Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section in Part I, Item 2 of this Form 10-Q for additional information on our Puerto Rico exposures.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The table below presents purchases or repurchases made by the Company or National in each month during the second quarter of 2025:

			Total Number	Maximum Amount That
	Total	Average	of Shares	May Be
	Number	Price	Purchased as	Purchased
Month	of Shares Purchased	Paid Per Share	Part of Publicly Announced Plan	Under the Plan (in millions) (1)
April	0	$0	0	$71
May	0	0	0	71
June	0	0	0	71
	0	$0	0
(1)
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

MBIA Inc. (Registrant)

Date: August 6, 2025	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)