Form 10-K
period 2025-12-31
MBIA INC
filed 2026-02-26
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-09583

MBIA INC.

(Exact name of registrant as specified in its charter)

Connecticut	06-1185706
(State of incorporation)	(I.R.S. Employer Identification No.)

1 Manhattanville Road, Suite 202, Purchase, New York	10577
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (914) 273-4545

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MBI	New York Stock Exchange

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $196.0 million.

As of February 19, 2026, 50,511,149 shares of Common Stock, par value $1 per share, were outstanding.

Documents incorporated by reference:

Portions of the Registrant’s Definitive Proxy Statement for its Annual Shareholders Meeting to be held in May of 2026 are incorporated by reference into Part III of this Form 10-K.

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

MBIA’s primary business has been to provide financial guarantee insurance to the United States’ public finance markets through our indirect, wholly-owned subsidiary, National, whose financial guarantee insurance policies provide investors with unconditional and irrevocable guarantees of the payment of the principal, interest or other amounts owing on insured obligations when due. National ceased pursuing the writing of new financial guarantee insurance policies in 2017, and its primary activity today is to provide ongoing surveillance, including remediation activity where warranted, of its existing insured portfolio of $22.3 billion gross par outstanding as of December 31, 2025. The Company has also provided financial guarantee insurance in the international and structured finance markets through its subsidiary MBIA Corp. As of December 31, 2025, MBIA Corp.’s total insured gross par outstanding was $2.1 billion. As a result of MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources” in Part II, Item 7 of this Form 10-K for a further discussion of MBIA Corp.’s insurance statutory capital.

MBIA Services Corporation (“MBIA Services”), also owned by MBIA Inc., is a service company that provides support services such as surveillance, risk management, legal, accounting, treasury and information technology, among others, to our businesses on a fee-for-service basis.

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

On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. Neither MBIA Inc. nor National repurchased or purchased any MBIA Inc. common shares during 2025 or 2024. During 2023, National and MBIA Inc. purchased or repurchased a total of 3.6 million shares at an average price per share of $8.12. As of December 31, 2025, the remaining authorization under this share repurchase program was $71 million.

Item 1. Business (continued)

As of December 31, 2025, $705 million of unsecured debt, issued from our corporate segment, which includes MBIA Inc.’s senior notes ("Debentures") and medium-term notes (“MTNs”) issued by its subsidiary, GFL, was outstanding. While the Company repurchased no unsecured debt in 2025, $45 million of MBIA Inc. Debentures reached maturity. During 2024, MBIA Inc. repurchased $16 million principal amount of its Debentures and repurchased $63 million par value outstanding of GFL MTNs with maturities in 2024 and 2025 at a discount. During 2023, the Company repurchased $11 million par value outstanding of GFL MTNs with maturity in 2024 at a discount.

In the fourth quarters of 2025, 2024 and 2023, National declared and paid as-of-right dividends of $63 million, $69 million and $97 million, respectively, to its ultimate parent, MBIA Inc. Additionally, on December 7, 2023, National paid a $550 million special dividend that was approved by the New York State Department of Financial Services (“NYSDFS”) to its ultimate parent, MBIA Inc. Also on December 7, 2023, the Company's Board of Directors declared an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. The dividend was paid on December 22, 2023 to shareholders of record as of the close of business on December 18, 2023.

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

As of December 31, 2025, National had $22.3 billion of insured gross par outstanding on U.S. public finance obligations covering 1,137 policies and diversified among 782 “credits,” which we define as any insured obligations secured by the same revenue source. Insurance in force, which includes all gross insured debt service, as of December 31, 2025 was $45.6 billion.

Item 1. Business (continued)

All of the policies were underwritten on the assumption that the insurance will remain in force until maturity or early retirement of the insured obligations. National estimates that the average life of its domestic public finance insurance policies in force as of December 31, 2025 is 8 years. The average life was determined by applying a weighted average calculation, using the remaining years to contractual maturity and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2025 was $3.5 billion. National’s underwriting guidelines limited the insurance in force for any one insured credit, and for other categories such as geography. In addition, National is subject to regulatory single-risk limits with respect to any insured bond issue. See the “Insurance Regulation” section below for a description of these regulatory requirements. As of December 31, 2025, National’s gross par amount outstanding for its ten largest insured U.S. public finance credits totaled $7.2 billion, representing 32.3% of National’s total U.S. public finance gross par amount outstanding. Refer to “Note 12: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s operating companies' insured portfolios.

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

As of December 31, 2025, MBIA Corp. had 146 policies outstanding in its insured portfolio. In addition, MBIA Corp. had 20 insurance policies outstanding relating to liabilities issued by MBIA Inc. and its subsidiaries, which are described further under the section “Affiliated Financial Obligations Insured by MBIA Corp.” below. MBIA Corp.’s total policies in its insured portfolio are diversified among 109 credits.

As of December 31, 2025, the gross par amount outstanding of MBIA Corp.’s insured obligations (excluding $0.6 billion of insured affiliated financial obligations and $15.1 billion of U.S. public finance debt ceded to National), was $2.1 billion. Insurance in force for the above portfolio, which includes all gross insured debt service, as of December 31, 2025 was $2.7 billion.

MBIA Corp. estimates that the average life of its international and structured finance insurance policies in force as of December 31, 2025 is 6 years. The average life was determined by applying a calculation using the remaining years to contractual maturity for international public finance obligations and estimated maturity for structured finance obligations and weighting them on the basis of the remaining debt service insured. No assumptions were made for any future refundings, early redemptions or terminations of insured issues. Average annual insured debt service on the portfolio as of December 31, 2025 was $0.3 billion. Refer to “Note 12: Insurance in Force” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for further information regarding the Company’s operating companies' insured portfolios.

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

The Audit Committee oversees risks associated with financial and other reporting, auditing, legal and regulatory compliance, and risks that may otherwise result from the Company’s operations, including cybersecurity risk. The Audit Committee oversees these risks by monitoring (i) the integrity of the financial statements of the Company and of other material financial disclosures made by the Company, (ii) the qualifications, independence and performance of the Company’s independent auditor, (iii) the performance of the Company’s internal audit function, (iv) the Company’s compliance policies and procedures and its compliance with legal and regulatory requirements, and (v) the performance of the Company’s operational risk management function. In connection with its oversight of cybersecurity risk, the Audit Committee receives quarterly, or more frequent as appropriate, briefings from the Company’s senior management and Enterprise Security Council Chair concerning, among other topics, the implementation of the Company’s Cybersecurity Policy, its ongoing strategy and associated training to prevent, identify and react to security incidents, internal and external vulnerability assessments results, and Internal Audit’s periodic reviews of MBIA’s data security policies and procedures. For additional information relating to cybersecurity, refer to the “Item 1C. Cybersecurity” section in Part I, Item 1C of this Form 10-K.

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

The significant majority of MBIA’s outstanding insured exposure is to U.S. municipalities, which are subject to both direct and indirect effects of climate change including an increasing risk to severe weather events, flooding, droughts and fires. The direct effects include costs to repair storm damage and flooding and to mitigate the impact of future events. Indirect impacts include potential deterioration of tax bases as populations move away from areas prone to severe weather, flooding, droughts and fires. The impact of climate change on MBIA’s insured portfolio is real but likely to manifest itself over a long period of time. It is as yet unclear what impact attempts to reduce carbon emissions will have. The expense to municipalities of mitigating climate risk may result in financial strain depending upon the nature of the risk being mitigated and the availability of state and/or federal funding.

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

Item 1. Business (continued)

Losses and Reserves

Loss and loss adjustment expense (“LAE”) reserves are established by Loss Reserve Committees in each of our operating insurance companies and are reviewed by our executive Loss Reserve Committee, which consists of members of senior management. The Company’s loss and LAE reserves as of December 31, 2025 represent case basis reserves and estimates for LAE to be incurred. Case basis reserves represent the Company’s estimate of expected losses to be paid under its insurance contracts, net of potential recoveries and discounted using a current risk-free interest rate, for contracts where the estimated loss amount exceeds the unearned premium revenue on the related insurance contract. The Company estimates expected losses net of potential recoveries using the present value of probability-weighted estimated loss payments and recoveries, discounted at a rate equal to the risk-free rate applicable to the weighted average remaining life of the insurance contract as required by accounting principles generally accepted in the United States for financial guarantee contracts. We record case basis loss reserves on insured obligations which have defaulted or are expected to default during the remaining life of the obligation.

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

Reinsurance

We currently have third-party reinsurance agreements in place covering approximately 2.1% of our insured par outstanding. At this time we do not intend to utilize reinsurance to decrease the insured exposure in our portfolio; however, we may, from time to time, look to enter into transactions to reduce risks embedded in our insured portfolios on an individual and portfolio-wide basis.

Intercompany Reinsurance Arrangements

MBIA Corp. and National are parties to a reinsurance agreement pursuant to which National reinsures certain public finance guarantee policies originally written by MBIA Corp. In addition, National entered into a second-to-pay policy covering the reinsurance agreement.

Insurance Regulation

National and MBIA Insurance Corporation are incorporated in and subject to primary insurance regulation and supervision by the State of New York. MBIA Mexico has been dissolved in accordance with Mexican law and as such has ceased to exist as a corporate entity. The only pending procedure derived from its dissolution is the cancellation of its Mexican Tax ID (RFC) before the Mexican Tax Administration System (SAT). The Company’s insurance subsidiaries are also licensed to issue financial guarantee policies in multiple jurisdictions as needed to conduct their business activities.

The extent of state and national insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency, including minimum capital requirements, and business conduct which must be maintained by insurance companies, and if our insurance companies fail to meet such requirements our regulators may impose certain remedial actions. Among other regulated conduct, these laws and regulations prescribe permitted classes and concentrations of investments. In addition, some state laws and regulations require the approval or filing of policy forms and rates. MBIA Insurance Corporation and National each are required to file detailed annual financial statements with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. The operations and accounts of the insurance companies are subject to examination by regulatory agencies at regular intervals. In addition to being subject to the insurance laws in the jurisdictions in which we operate, as a condition to obtaining required insurance regulatory approvals to enter into certain transactions and take certain other corporate actions, including the release of excessive contingency reserves in MBIA Insurance Corporation described below under “Contingency Reserves” and entry into the asset swap between MBIA Inc. and National described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations––Liquidity and Capital Resources––Corporate Liquidity” in Part II, Item 7 of this Form 10-K, MBIA Inc. and its operating insurance subsidiaries have agreed and may in the future agree to provide notice to the NYSDFS or other applicable regulators prior to entering into transactions or taking other corporate actions (such as paying dividends when applicable statutory tests are satisfied) that would not otherwise require regulatory approval.

Item 1. Business (continued)

New York Insurance Regulation

Our domestic insurance companies are licensed to provide financial guarantee insurance under Article 69 of the New York Insurance Law (the “NYIL”). Article 69 defines financial guarantee insurance to include any guarantee under which loss is payable upon proof of occurrence of financial loss to an insured as a result of certain events. These events include the failure of any obligor or any issuer of any debt instrument or other monetary obligation to pay principal, interest, premium, dividend or purchase price of or on such instrument or obligation when due. Under Article 69, our domestic insurance companies are permitted to transact financial guarantee insurance, surety insurance and credit insurance and such other kinds of business to the extent necessarily or properly incidental to the kinds of insurance which we are authorized to transact. In addition, we are empowered to assume or reinsure the kinds of insurance described above. Amendments to the statutes or regulations governing financial guarantee insurers are possible, but the adoption or timing of any such amendments is uncertain.

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

Due to its significant earned surplus deficit, MBIA Insurance Corporation has not had the statutory capacity to pay dividends since December 31, 2009, is not expected to have any statutory capacity to pay dividends, and has agreed that it will not pay any dividends without receiving prior approval from the NYSDFS in connection with certain prior approvals to release excess contingency reserves. The foregoing dividend limitations are determined in accordance with statutory accounting principles (“U.S. STAT”).

Contingency Reserves

As financial guarantee insurers, our domestic insurance companies are required by the laws and regulations of New York and other states to maintain, as applicable, contingency reserves on their municipal bond, asset-backed securities (“ABS”) or other financial guarantee liabilities and reflect such reserves in their financial statements prepared in accordance with U.S. STAT. Under NYIL, a financial guarantee insurance company is required to contribute to contingency reserves 50% of premiums as they are earned on policies written prior to July 1, 1989 (net of reinsurance), and, with respect to policies written on and after July 1, 1989, such an insurer must make contributions over a period of 15 or 20 years (based on issue type), or until the contingency reserve for such insured issues equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.5%, depending upon the type of obligation guaranteed (net of collateral, reinsurance, refunding, refinancings and certain insured securities). Other states maintain similar requirements. The contribution to, and maintenance of, the contingency reserve limits the amount of earned surplus that might otherwise be available for the payment of dividends. In each state, our domestic insurance companies may apply for release of portions of our contingency reserves in certain circumstances. For policies which have exceeded the percentages in aggregate by category as required by NYIL, due to refunding and scheduled amortization, contributions are discontinued. These policies are monitored quarterly and if a deficit were to occur, contributions would resume. MBIA Insurance Corporation maintains a fixed $5 million contingency reserve, which was approved by the NYSDFS.

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

During 2025 and 2024, National and MBIA Insurance Corporation reported single risk limit overages to the NYSDFS due to changes in their statutory capital. National and MBIA Insurance Corporation were in compliance with their aggregate risk limits as of December 31, 2025 and 2024.

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

RATING AGENCIES

The Company does not maintain a contractual relationship with Moody’s Investor Services (“Moody’s”), Standard & Poor's Financial Services LLC, or Kroll Bond Rating Agency. Moody’s, at its discretion and in the absence of a contract with the Company, continues to maintain ratings on MBIA Inc. and its other subsidiaries.

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

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT

As of December 31, 2025, MBIA had 57 employees at our single corporate headquarters located at 1 Manhattanville Road, Purchase, New York, none of whom are covered by collective bargaining agreements. In recent years, we have experienced only modest employee turnover and consider our employee relations to be satisfactory. MBIA’s human capital focus has been on identifying and retaining key personnel as the Company runs off its portfolios. MBIA has a succession plan in place and has identified internal candidates that could fill senior management and mid-level management positions as the need arises. The Company’s senior management team and senior employee relations professionals work together on employee-related issues and initiatives, and on an annual basis conduct a full review of personnel to enable managers to provide meaningful feedback and growth opportunities, and to award promotions within the Company where warranted. The Company continues to rely on compensation components (such as salary, cash bonus awards and long-term incentive plan awards) to support employee retention. The Company incorporates performance metrics as part of the annual bonus offering with increased bonus potential for exceptional results. We utilize third-party benchmark data to establish market-based compensation levels. We believe that our current compensation and incentive levels reflect high performance expectations as part of our merit pay philosophy. The targeted use of long-term incentive plan awards for key talent is an important element of MBIA’s long-term retention strategy.

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

Item 1. Business (continued)

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company and their present ages and positions with the Company as of February 26, 2026 are set forth below:

Name	Age	Position and Term of Office
William C. Fallon	66	Chief Executive Officer and Director (executive officer since July 2005)
Joseph R. Schachinger	57	Executive Vice President and Chief Financial Officer (executive officer since April 2024)
Daniel M. Avitabile	52	Assistant Vice President, and President and Chief Risk Officer of MBIA Corp. (executive officer since September 2017)
Adam T. Bergonzi	62	Assistant Vice President and Chief Risk Officer of National (executive officer since September 2017)
Christopher H. Young	53	Assistant Vice President, and Chief Financial Officer of National (executive officer since September 2017)

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

Item 1A. Risk Factors

References in the risk factors to the “Company” are to MBIA Inc., together with its subsidiaries. References to “we,” “our” and “us” are to MBIA Inc. or the Company, as the context requires. Our risk factors are grouped into categories and are presented in the following order: “Insured Portfolio Loss Related Risk Factors”, “Legal, Regulatory and Other Risk Factors”, “Capital, Liquidity and Market Related Risk Factors”, “MBIA Corp. Risk Factors”, and “General Risk Factors”. Risk Factors are generally listed in order of significance within each category.

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

As of December 31, 2025, National had $565 million of debt service outstanding related to Puerto Rico. During 2025, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $105 million. On January 1, 2026 PREPA also defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $11 million.

On January 29, 2024, the First Circuit Court of Appeals heard arguments on the appeal of Judge Swain's ruling on the scope of the bondholder liens and the allowed amount of the under-secured portion of the bondholders' unsecured claim. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision"). On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee ("UCC") filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support Oversight Board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. On January 29, 2025, the Court extended its litigation stay through March 24, 2025, and on March 3, 2025, entered an order identifying key legal issues and requiring a joint proposed litigation schedule. On March 20, 2025, the Court set a briefing schedule addressing the key issues and requested the parties provide a joint status report by May 30, 2025 proposing a plan for limited discovery necessary to resolve the issues. On June 11, 2025, the Court set June 30, 2025, as the deadline for discovery, and July 23, 2025, for oral arguments in the administrative expense claim motion. Following the hearing, the Court reserved its decision on the legal issues and permitted the parties to continue resolution of discovery disputes. On August 8, 2025, the Court entered an order suspending deadlines for the Administrative Expense Claim until further order of the Court. On October 22, 2025, the Court ordered the parties to meet and confer on scheduling issues in the Administrative Expense Claim litigation and required they filed a Joint Status Report by November 24, 2025. Following the filing of the Joint Status Report, the Court entered an order dated December 9, 2025, lifting the litigation stay to permit the parties to litigate motions to compel solely in connection with the Administrative Expense Motion. Bondholders filed their Motion to Compel on January 9, 2026, and the Oversight Board on January 23, 2026 filed its opposition. Bondholders filed their reply brief on February 6, 2026. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective.

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

Consequently, National's inability to pay dividends or our inability to access capital from external sources on favorable terms could have an adverse impact on our ability to pay losses and debt obligations, to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses and to make capital investments in our subsidiaries. In addition, future capital raises for equity or equity-linked securities could result in dilution to the Company's shareholders. Also, some securities that the Company could issue, such as preferred stock or securities issued by the Company's operating subsidiaries may have rights, preferences and privileges that are senior to those of its common shares.

MBIA Inc. has substantial indebtedness, and may incur additional indebtedness, which could adversely affect our financial condition, and/or our ability to obtain financing in the future, react to changes in our business and/or satisfy our obligations.

As of December 31, 2025, MBIA Inc. had $472 million of medium-term note liabilities, $233 million of Senior Notes liabilities and $174 million of investment agreement liabilities. Our substantial indebtedness and other liabilities could have material consequences because:

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

MBIA Insurance Corporation is particularly sensitive to the risk that it will not have sufficient capital or liquid resources to meet contractual payment obligations when due or to make settlement payments in order to terminate insured exposures to avoid losses. While management’s expected liquidity and capital forecasts for MBIA Insurance Corporation reflect adequate resources to pay expected claims, there are risks to the capital and liquidity forecasts as MBIA Insurance Corporation’s remaining insured exposures and its expected salvage recoveries are potentially volatile. Such volatility exists in salvage that MBIA Insurance Corporation may collect, including in particular recoveries related to the claims it paid in respect of the insured notes issued by Zohar collateralized debt obligation (“CDO”) 2003-1, Limited and Zohar II 2005-1 CDO (collectively, the “Zohar Recoveries”), and the exposure in its remaining insured portfolio, which could deteriorate and result in significant additional loss reserves and claim payments, including claims on insured exposures that in some cases may require large bullet payments. In addition, if we fail to maintain effective internal controls over entities (including any entities the Company controls, is affiliated with or exercises significant influence over as a result of the Zohar Recoveries or otherwise), this could result in failure to ensure that such entities comply with applicable laws.

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

MBIA Corp. insures certain structured finance transactions that remain volatile and could result in additional losses, which could be substantial. MBIA Corp. has also recorded significant loss reserves on its residential mortgage-backed securities (“RMBS”), and there can be no assurance that these reserves will be sufficient, in particular if the economy deteriorates. These transactions are also subject to servicer risk, which relates to problems with the transaction’s servicer that could adversely affect performance of the underlying assets. As of December 31, 2025, MBIA Corp. recorded expected RMBS recoveries of $48 million, including recoveries related to consolidated VIEs, on our RMBS transactions, in reimbursement of our past and future expected claims. Of this amount, $22 million is included in “Insurance loss recoverable” and $26 million is included in “Loss and loss adjustment expense reserves” on the Company’s consolidated balance sheets. RMBS recoveries relate to structural features within the trust structures that allow for the Company to be reimbursed for prior claims paid. These reimbursements for specific trusts include recoveries that are generated from the excess spread of the transactions. Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes. There can be no assurance that this recovery will be received in its entirety or in the expected timeframe.

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
•
The rehabilitator or liquidator could replace the Board of Directors of MBIA Insurance Corporation and take control of the operations and assets of MBIA Insurance Corporation, which would result in the Company losing control of MBIA Insurance Corporation and possible changes to MBIA Insurance Corporation’s strategies and management; and

Item 1A. Risk Factors (continued)

•
Unplanned costs on MBIA Inc., as well as significant additional expenses for MBIA Insurance Corporation arising from the appointment of a rehabilitator or liquidator, as receiver, and payment of the fees and expenses of the advisors to such rehabilitator or liquidator.

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

Item 2. Properties

The Company leases office space located in Purchase, New York, in which the Company has its headquarters. The Company generally believes that its office space is adequate and suitable for its current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the New York Stock Exchange under the symbol “MBI.” As of February 19, 2026, there were 193 shareholders of record of the Company’s common stock. The Company did not pay cash dividends on its common stock during 2025 or 2024. On December 7, 2023, the Company's Board of Directors declared an extraordinary cash dividend on MBIA’s common stock of $8.00 per share. The dividend was paid on December 22, 2023 to shareholders of record as of the close of business on December 18, 2023. For information on the ability for certain subsidiaries of the Company to transfer funds to the Company in the form of cash dividends or otherwise, refer to “Item 1. Business—Insurance Regulation” in this annual report.

On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. During 2025 or 2024, the Company or National did not purchase or repurchase any shares. During 2023, National or the Company purchased or repurchased 3.6 million shares at an average price per share of $8.12. As of December 31, 2025, the remaining authorization under this share repurchase program was $71 million.

The table below presents repurchases made by the Company or National in each month during the fourth quarter of 2025. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Part III for a further discussion of securities authorized for issuance under long-term incentive plans.

			Total Number	Maximum
	Total	Average	of Shares	Amount That May
	Number	Price	Purchased as	Be Purchased
	of Shares	Paid Per	Part of Publicly	Under the Plan
Month	Purchased (1)	Share	Announced Plan	(in millions) (2)
October	—	$—	—	$71
November	—	—	—	71
December	25,532	7.16	—	71

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

As of December 31, 2025, 283,186,115 shares of Common Stock of the Company, par value $1 per share, were issued and 50,510,250 shares were outstanding.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Stock Performance Graph The following graph compares the cumulative total shareholder return (rounded to the nearest whole dollar) of our common stock, the S&P 500 Index (“S&P 500 Index”) and the S&P 500 Financials Sector Index (“S&P Financials Index”) for the last five fiscal years. The graph and table outline the value on December 31 of each year from 2020 through 2025 of a $100 investment made on December 31, 2020 and reinvestment of dividends in the security/index on the respective dividend payment dates without commissions. This does not forecast future performance of our common stock.

	2020	2021	2022	2023	2024	2025
MBIA Inc. Common Stock	100.00	239.97	195.29	204.56	215.94	239.35
S&P 500 Index	100.00	128.68	105.35	133.02	166.27	195.96
S&P Financials Index	100.00	134.87	120.61	135.21	176.45	202.86

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

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024 results. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 results not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Economic Environment

Available indicators suggest that U.S. economic activity has been expanding at a solid pace. The unemployment rate has shown signs of stabilization and job gains have remained low. Inflation remains elevated. The Federal Open Market Committee (“FOMC”) seeks to achieve maximum employment and 2% inflation over the longer run, and has noted that uncertainty around the economic outlook remains elevated. At its most recent meeting, the FOMC maintained its federal funds rate target range at 3.50% to 3.75%. Economic and financial market trends could impact the Company’s financial results. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. Lower interest rates could adversely affect investment portfolio yields and income, but increase the values of our Company’s investment portfolio. Lower interest rates could also adversely affect the present value of loss reserves.

Business Developments

The following is a summary of business developments:

Puerto Rico

•
During 2025, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $105 million. As of December 31, 2025, National had $565 million of debt service outstanding related to PREPA. On January 1, 2026, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $11 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW (continued)

•
On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision"). On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee ("UCC") filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. On January 29, 2025, the Court extended its litigation stay through March 24, 2025, and on March 3, 2025, the Court entered an order identifying key legal issues and requiring a joint proposed litigation schedule. On March 20, 2025, the Court set a briefing schedule on a motion for allowance of an administrative expense. On June 11, 2025, the Court set June 30, 2025, as the deadline for discovery, and July 23, 2025, for oral arguments in the administrative expense claim motion. Following the hearing, the Court reserved its decision on the legal issues and permitted the parties to continue resolution of discovery disputes. On August 8, 2025, the Court entered an order suspending deadlines for the Administrative Expense Claim until further order of the Court. On October 22, 2025, the Court ordered the parties to meet and confer on scheduling issues in the Administrative Expense Claim litigation and required they filed a Joint Status Report by November 24, 2025. Following the filing of the Joint Status Report, the Court entered an order dated December 9, 2025, lifting the litigation stay to permit the parties to litigate motions to compel solely in connection with the Administrative Expense Motion. Bondholders filed their Motion to Compel on January 9, 2026, and the Oversight Board on January 23, 2026 filed its opposition. Bondholders filed their reply brief on February 6, 2026. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan, National’s PREPA loss reserves and recoveries could be materially adversely affected.
•
In July of 2025, National transferred certain PREPA bankruptcy claims to a custodian in exchange for tradeable custodial receipts (the "Custodial Receipts"). At the time of transfer, National owned the Custodial Receipts and continued to hold the same rights and was entitled to the same economic benefits associated with the transferred bankruptcy claims. In August of 2025, National sold the Custodial Receipts in a series of transactions through the transfer of ownership of approximately $374 million face amount of the Custodial Receipts, representing approximately 47% of the principal amount of National’s then current bond claims in the PREPA Title III case. This transaction reduced potential volatility and ongoing risk of remediation around National’s remaining PREPA exposure, for which the Title III case continues to remain uncertain and National continues to use its best efforts to strengthen its position. Subsequent to the sale of these Custodial Receipts, National does not retain any additional Custodial Receipts for sale. The sales price of the Custodial Receipts was higher than National's previous estimate, which resulted in National recording a gain included in "Losses and loss adjustment" on our consolidated statements of operations for the year ended December 31, 2025. These sales also reduced National's "Insurance loss recoverable" related to PREPA on the Company's consolidated balance sheet as of December 31, 2025. Refer to the following “U.S. Public Finance Insurance Segment - Losses and Loss Adjustment Expenses” section for additional information on the sales of our Custodial Receipts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

OVERVIEW (continued)

•
Between August 1 and August 8, 2025, President Trump notified six Oversight Board members that their membership on the Oversight Board was terminated effective immediately. On September 18, 2025, three of the terminated Oversight Board members, Arthur Gonzalez, Andrew Biggs and Betty Rosa (the "Plaintiffs") sought reinstatement on the Oversight Board by filing injunctive, declaratory and legal relief (the Termination Case"). On September 22, 2025, Plaintiffs also filed a Motion for Preliminary Injunction seeking restrictions on replacing them on the Oversight Board until the Court hears the underlying merits of their claims. On October 3, 2025, the District Court for the District of Puerto Rico granted Plaintiffs' Motion for Preliminary Injunction permitting the Plaintiffs to remain on the Oversight Board until a final hearing on the adequacy of the termination notice as well as the scope of executive authority. On December 30, 2025, the Court of Appeals for the First Circuit entered an order holding the Termination Case in abeyance until the court is notified that the Supreme Court has issued a decision in the Trump v. Cook case, heard by the Supreme Court on January 21, 2026.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our Puerto Rico exposures.

MBIA Mexico

•
During 2025, the Company dissolved MBIA Corp.' s wholly-owned subsidiary, MBIA México, S.A. de C.V. (“MBIA Mexico”) and MBIA Mexico returned approximately $13 million of capital to MBIA Corp. Refer to the following “Liquidity and Capital Resources- Capital Resources- Insurance Statutory Capital" section for additional information.

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
In millions except for per share, percentage and share amounts	2025	2024	2023
Total revenues	$80	$42	$7
Total expenses	261	483	491
Income (loss) from continuing operations before income taxes	(181)	(441)	(484)
Provision (benefit) for income taxes	-	-	-
Net income (loss) from continuing operations	(181)	(441)	(484)
Income (loss) from discontinued operations, net of income taxes	(2)	(3)	(3)
Net income (loss)	(183)	(444)	(487)
Less: Net income (loss) attributable to noncontrolling interests	(6)	3	4
Net income (loss) attributable to MBIA Inc.	$(177)	$(447)	(491)
Net income (loss) per basic and diluted common share attributable to MBIA Inc.	$(3.58)	$(9.43)	$(10.18)
Adjusted net income (loss) (1)	$23	$(184)	$(169)
Adjusted net income (loss) per diluted share (1)	$0.46	$(3.90)	$(3.49)
Weighted average basic and diluted common shares outstanding	49,278,281	47,436,079	48,207,574
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

2025 vs. 2024 GAAP Results

Income (loss) from Continuing Operations Before Income Taxes

The increase in consolidated total revenues for 2025 compared with 2024 was principally due to favorable changes in revenues from consolidated variable interest entities ("VIEs") and fair valuing investments. These increases were partially offset by unfavorable changes in foreign currency gains and losses and net investment income. Consolidated VIE revenue for 2025 was a gain of $10 million compared with a loss of $37 million for 2024. Consolidated VIE revenue for 2025 primarily related to a gain from a litigation trust we consolidate as a VIE. The consolidated VIE loss for 2024 was primarily from the reclassification of credit risk losses from accumulated other comprehensive income ("AOCI") to net income (loss) due to early redemptions of VIE liabilities and the deconsolidation of a VIE. In addition, 2025 included $13 million of losses from fair valuing investments compared with $49 million of losses for 2024. Unfavorable changes in 2025 included foreign currency losses of $13 million on euro-denominated liabilities due to the weakening of the U.S. dollar against the euro and foreign currency translation losses of $5 million reclassified from AOCI to net income (loss) due to the liquidation of MBIA Mexico, compared with $8 million of foreign currency gains on euro-denominated liabilities in 2024 due to the strengthening of the U.S. dollar against the euro. In addition, net investment income decreased $11 million for 2025 compared with 2024 primarily due to a lower average asset base and an overall lower investment portfolio yield.

Consolidated total expenses for 2025 included a losses and LAE benefit of $20 million compared with a losses and LAE expense of $184 million for 2024. The favorable change in losses and LAE was primarily due to our insured PREPA exposure. Refer to the following “Losses and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE.

Provision for Income Taxes

For 2025 and 2024, our effective tax rate applied to our loss before income taxes was below the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which included our net operating loss (“NOL”).

As of December 31, 2025 and 2024, the Company’s valuation allowance against its net deferred tax asset was $1.4 billion. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 10: Income Taxes” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

Adjusted net income (loss) and adjusted net income (loss) per diluted common share include the after-tax results of the Company and remove the after-tax results of our international and structured finance insurance segment, comprising the results of MBIA Corp. and its discontinued operations and noncontrolling interest and income taxes. Given MBIA Corp.’s capital structure and business prospects, we do not expect its financial performance to have a material economic impact on MBIA Inc. We also adjust the following:

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

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
In millions except share and per share amounts	2025	2024	2023
Net income (loss) attributable to MBIA Inc.	$(177)	$(447)	$(491)
Less: adjusted net income (loss) adjustments:
Income (loss) from discontinued operations and noncontrolling interests	4	(6)	(7)
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(192)	(265)	(249)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	6	2	19
Foreign exchange gains (losses) (1)	(12)	7	(6)
Net realized investment gains (losses)	(6)	(3)	(72)
Net investment losses related to impairments of securities (2)	-	-	(8)
Other net realized gains (losses)	-	2	1
Adjusted net income adjustment to the (provision) benefit for income tax	-	-	-
Adjusted net income (loss)	$23	$(184)	$(169)
Adjusted net income (loss) per diluted common share (3)	$0.46	$(3.90)	$(3.49)
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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of December 31,	As of December 31,
In millions except share and per share amounts	2025	2024
Total shareholders' equity of MBIA Inc.	$(2,237)	$(2,089)
Common shares outstanding	50,510,250	50,970,181
GAAP book value per share	$(44.27)	$(40.99)
Management's adjustments described above:
Remove negative book value per share of MBIA Corp.	(53.35)	(49.48)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(2.34)	(2.87)
Include net unearned premium revenue in excess of expected losses	2.10	2.43

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of December 31, 2025, National had total insured gross par outstanding of $22.3 billion.

National continues to monitor and remediate its existing insured portfolio and has pursued and may continue to pursue other transactions that could enhance shareholder value. Regarding its insured portfolio, Puerto Rico has been experiencing significant fiscal stress and constrained liquidity. Refer to the “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our PREPA exposure. In addition to Puerto Rico, some state and local governments and territory obligors that National insures are experiencing financial and budgetary stress which could lead to an increase in defaults by such entities on the payment of their obligations and, while such stress has not yet occurred materially, losses or impairments on a greater number of the Company’s insured transactions. We continue to monitor and analyze these situations and other stressed credits closely, and the overall extent and duration of stress affecting our insured credits remains uncertain.

National has contributed to the Company’s NOL carryforward, which is used in the calculation of our consolidated income taxes. If National generates taxable income in the future, it is not expected to make any tax payments under our tax sharing agreement until its NOL carryforward is fully utilized.

The following table presents our U.S. public finance insurance segment results for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,			Percent Change
In millions	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net premiums earned	$25	$30	$30	-17%	-%
Net investment income	60	67	93	-10%	-28%
Net realized investment gains (losses)	(6)	(3)	(39)	100%	-92%
Net gains (losses) on financial instruments at fair value and foreign exchange	1	1	8	-%	-88%
Fees and reimbursements	3	4	2	-25%	100%
Other net realized gains (losses)	-	-	(8)	-%	-100%
Total revenues	83	99	86	-16%	15%
Losses and loss adjustment	(33)	191	170	-117%	12%
Amortization of deferred acquisition costs	6	7	7	-14%	-%
Operating	37	39	40	-5%	-3%
Total expenses	10	237	217	-96%	9%
Income (loss) from continuing operations before income taxes	$73	$(138)	$(131)	n/m	5%
n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For 2025 and 2024, scheduled premiums earned were $23 million and $26 million, respectively, and refunded premiums earned were $2 million and $4 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

NET INVESTMENT INCOME The decrease in net investment income for 2025 compared with 2024 was primarily due to a lower average invested asset base and lower yielding assets. The lower average invested asset base primarily resulted from claims payments, net of salvage received, dividends paid to MBIA Inc., and the payment of operating expenses.

RESULTS OF OPERATIONS (continued)

LOSSES AND LOSS ADJUSTMENT EXPENSES For 2025, the losses and LAE benefit was primarily due to the sale of PREPA Custodial Receipts at a price above prior estimates and updated scenarios and weightings for potential PREPA settlement outcomes. This benefit was partially offset by extending the estimated timing of a settlement on our PREPA exposure. For 2024, losses and LAE incurred primarily related to changes in PREPA reserves as a result of developments in the then PREPA remediation and extending the timing of a resolution.

The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of December 31, 2025 and 2024:

	December 31,	December 31,	Percent
In millions	2025	2024	Change
Assets:
Insurance loss recoverable	$22	$165	-87%
Reinsurance recoverable on paid and unpaid losses (1)	13	16	-19%
Liabilities:
Loss and LAE reserves	219	299	-27%
Insurance loss recoverable - ceded (2)	1	2	-50%
Net reserve (salvage)	$185	$120	54%
(1) - Reported within "Other assets" on our consolidated balance sheets.
(2) - Reported within "Other liabilities" on our consolidated balance sheets.

The insurance loss recoverable decreased from December 31, 2024 primarily due to the sale of PREPA Custodial Receipts associated with the transfer of certain of National's PREPA-related bankruptcy claims and the sale of unwrapped PREPA bonds received via subrogation for fully paid secondary insured claims. This decrease was partially offset by the reclassification from losses and LAE of expected recoveries related to paid claims for PREPA and a lease-backed transaction during 2025. The loss and LAE reserves decreased from December 31, 2024, primarily due to claim payments for PREPA and a lease-backed transaction, as well as due to updated PREPA loss reserve scenarios and weightings for possible settlement outcomes. This decrease was partially offset by the reclassification of expected recoveries related to paid claims, extending the estimated timing of a PREPA settlement, and accretion of loss reserves.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information related to the Company’s loss reserves and recoveries and loss reserving process.

AMORTIZATION OF DEFERRED ACQUISITION COSTS Acquisition costs are recognized as expense when the associated premium is earned. When an insured obligation refunds, we accelerate to expense any remaining deferred acquisition costs associated with the policy covering the refunded insured obligation. We did not defer a material amount of policy acquisition costs during 2025 or 2024 as we did not write any new insurance business in those years.

OPERATING EXPENSES U.S. public finance insurance segment operating expenses for 2025 and 2024 primarily related to the inter-segment service charge from the corporate segment that included support services. For 2025 and 2024, the inter-segment service charge was $31 million and $32 million, respectively.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of December 31, 2025 and 2024. Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	December 31, 2025		December 31, 2024
Rating	Amount	%	Amount	%
AAA	$931	4.2%	$1,022	4.1%
AA	10,437	46.8%	10,574	41.8%
A	7,352	32.9%	10,023	39.6%
BBB	2,014	9.0%	1,740	6.9%
Below investment grade	1,578	7.1%	1,931	7.6%
Total	$22,312	100.0%	$25,290	100.0%

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

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $3.2 billion relating to GO, PBA, PREPA and HTA bonds through December 31, 2025, inclusive of the commutation payment and the additional payment in the amount of $66 million in 2019 related to COFINA and the GO and HTA acceleration and commutation payments of $277 million and $556 million, respectively, in 2022.

Status of Puerto Rico’s Fiscal Plans

On June 23, 2023, the Oversight Board filed a fiscal plan for PREPA for fiscal year 2023, which provided for approximately $2.4 billion of distributions to PREPA bondholders. The University of Puerto Rico (the "University") is not a debtor in Title III and continues to be current on its debt service payments. A standstill agreement with certain bondholders was replaced by an Amended and Restated Trust Agreement during 2025 that cured the remaining technical defaults and implemented monthly sinking-fund payments. National is not a party to the Amended and Restated Trust Agreement. As of December 31, 2025, National had $46 million of insured debt service outstanding related to the University.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

On January 31, 2023, National entered into the PREPA RSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. The Plan and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, following the Appeal Decision affirming the Bondholder liens, the Oversight Board informed the Court that it intended to file an amendment to the Plan it believed would account for the changes required by the First Circuit opinion. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the UCC filed an en banc appeal. On November 13, 2024, the First Circuit affirmed its decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. On January 29, 2025, the Court extended its litigation stay through March 24, 2025, and on March 3, 2025, entered an order identifying key legal issues and requiring a joint proposed litigation schedule. On March 20, 2025, the Court set a briefing schedule on a motion for allowance of an administrative expense. On June 11, 2025, the Court set June 30, 2025, as the deadline for discovery, and July 23, 2025, for oral arguments in the administrative expense claim motion. Following the hearing, the Court reserved its decision on the legal issues and permitted the parties to continue resolution of discovery disputes. On August 8, 2025, the Court entered an order suspending deadlines for the Administrative Expense Claim until further order of the Court. On October 22, 2025, the Court ordered the parties to meet and confer on scheduling issues in the Administrative Expense Claim litigation and required they filed a Joint Status Report by November 24, 2025. Following the filing of the Joint Status Report, the Court entered an order dated December 9, 2025, lifting the litigation stay to permit the parties to litigate motions to compel solely in connection with the Administrative Expense Motion. Bondholders filed their Motion to Compel on January 9, 2026, and the Oversight Board on January 23, 2026 filed its opposition. Bondholders filed their reply brief on February 6, 2026.

Between August 1 and August 8, 2025, President Trump notified six Oversight Board members that their membership on the Oversight Board was terminated effective immediately. On September 18, 2025, the Plaintiffs sought reinstatement on the Oversight Board by filing injunctive, declaratory and legal relief. On September 22, 2025, Plaintiffs also filed a Motion for Preliminary Injunction seeking restrictions on replacing them on the Oversight Board until the Court hears the underlying merits of their claims. On October 3, 2025, the District Court for the District of Puerto Rico granted Plaintiffs' Motion for Preliminary Injunction permitting the Plaintiffs to remain on the Oversight Board until a final hearing on the adequacy of the termination notice as well as the scope of executive authority. On December 30, 2025, the Court of Appeals for the First Circuit entered an order holding the Termination Case in abeyance until the court is notified that the Supreme Court has issued a decision in the Trump v. Cook case, heard by the Supreme Court on January 21, 2026.

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

The following table presents our scheduled gross debt service due on our PREPA insured exposures as of December 31, 2025, for each of the subsequent five years ending December 31, and thereafter:

In millions	2026	2027	2028	2029	2030	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$57	$20	$20	$89	$89	$290	$565

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

The following table summarizes the consolidated results of our corporate segment for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,			Percent Change
In millions	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net investment income	$26	$30	$25	-13%	20%
Net realized investment gains (losses)	-	-	(33)	-%	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	14	8	-114%	75%
Fees	45	50	50	-10%	-%
Other net realized gains (losses)	-	2	1	-100%	100%
Total revenues	69	96	51	-28%	88%
Operating	60	61	77	-2%	-21%
Interest	69	72	76	-4%	-5%
Total expenses	129	133	153	-3%	-13%
Income (loss) from continuing operations before income taxes	$(60)	$(37)	$(102)	62%	-64%

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange were primarily driven by changes in the revaluation of euro-denominated liabilities. For 2025, foreign currency losses were $13 million and related to euro-denominated liabilities compared with foreign currency gains of $8 million on these liabilities for 2024. This change was due to the U.S. dollar weakening against the euro in 2025 compared with the U.S. dollar strengthening against the euro in 2024. In addition, 2025 included fair value gains on financial instruments of $10 million compared with $7 million on these instruments for 2024.

FEES Corporate segment fees consist entirely of fees paid by our other segments for services provided. The decrease in fees for 2025 compared with 2024 was due to lower inter-segment service charges to the other segments.

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

RESULTS OF OPERATIONS (continued)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

MBIA Corp. insures sovereign-related and sub- sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. MBIA Corp. also insures structured finance and asset-backed obligations repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, consumer loans and structured settlements. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. As of December 31, 2025, MBIA Corp.’s total insured gross par outstanding was $2.1 billion. In addition, MBIA Corp. consolidates insured transactions as VIEs if it determines it is the primary beneficiary, and deconsolidates such VIEs when it is no longer the primary beneficiary.

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

The following table presents our international and structured finance insurance segment results for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,			Percent Change
In millions	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Net premiums earned	$7	$8	$10	-13%	-20%
Net investment income	11	11	23	-%	-52%
Net realized investment gains (losses)	-	-	(4)	-%	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(28)	(57)	(12)	-51%	n/m
Fees and reimbursements	7	9	7	-22%	29%
Other net realized gains (losses)	-	(1)	3	-100%	-133%
Revenues of consolidated VIEs:
Net gains (losses) on financial instruments at fair value and foreign exchange	3	(23)	(45)	-113%	-49%
Other net realized gains (losses)	7	(14)	(25)	-150%	-44%
Total revenues	7	(67)	(43)	-110%	56%
Losses and loss adjustment	13	(7)	7	n/m	n/m
Amortization of deferred acquisition costs	6	6	8	-%	-25%
Operating	19	23	22	-17%	5%
Interest	150	159	158	-6%	1%
Expenses of consolidated VIEs:
Operating	12	17	11	-29%	55%
Interest	1	1	1	-%	-%
Total expenses	201	199	207	1%	-4%
Income (loss) from continuing operations before income taxes	$(194)	$(266)	$(250)	-27%	6%
_______________
n/m - Percent change not meaningful.

NET PREMIUMS EARNED Our international and structured finance insurance segment generates net premiums from insurance policies accounted for as financial guarantee contracts. Net premiums earned represent gross premiums earned net of premiums ceded to reinsurers and include scheduled premium earnings and premium earnings from refunded issues. Certain premiums may be eliminated in our consolidated financial statements as a result of the Company consolidating VIEs. Net premiums earned were primarily related to non-U.S. exposures.

RESULTS OF OPERATIONS (continued)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses for 2025 and 2024 were primarily due to fair value losses of $20 million and $56 million, respectively, on investments for which the fair value option was elected. In addition, the net loss for 2025 included the reclassification of foreign currency translation losses from AOCI to net income (loss) due to the liquidation of MBIA Mexico.

REVENUES OF CONSOLIDATED VIEs Consolidated VIE gains for 2025 primarily related to a gain from a litigation trust we consolidate as a VIE. Consolidated VIE losses for 2024 were primarily due to the early redemptions of VIE liabilities and the deconsolidation of a VIE, and included the reclassification of $28 million of credit risk losses from AOCI to net income (loss).

LOSSES AND LOSS ADJUSTMENT EXPENSES For 2025, losses and LAE incurred were primarily due to the impact of lower risk-free rates and accretion of our insured first-lien residential mortgage-backed securities ("RMBS") loss reserves, both of which increased the present value of the loss reserves, net of recoveries. This increase was partially offset by credit improvements on certain RMBS transactions.

For 2024, the losses and LAE benefit primarily related to an increase in risk-free rates in 2024, which caused the present value of loss reserves, net of recoveries, to decline on our insured first-lien RMBS loss reserves. This benefit was partially offset by accretion of reserves and an increase in the secured overnight financing rate ("SOFR"), which increased loss reserves on insured RMBS floating rate liabilities.

As a result of the consolidation of VIEs, losses and LAE excludes a benefit of $3 million and an expense of $21 million for 2025 and 2024, respectively, as VIE losses and LAE activity is eliminated in consolidation.

The following table presents MBIA Corp.'s insurance loss recoverable and loss and LAE reserves as of December 31, 2025 and 2024.

	December 31,	December 31,	Percent
In millions	2025	2024	Change
Assets:
Insurance loss recoverable	$21	$20	5%
Reinsurance recoverable on paid and unpaid losses (1)	1	-	100%

Liabilities:
Loss and LAE reserves	235	227	4%
Insurance loss recoverable - ceded (2)	1	-	100%
Net reserve (salvage)	$214	$207	3%
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

AMORTIZATION OF DEFERRED ACQUISITION COSTS We did not defer a material amount of policy acquisition costs during 2025 or 2024 as we did not write any new insurance business in those years. Acquisition costs in the periods presented were primarily related to ceding commissions and premium taxes on installment policies written in prior periods.

OPERATING EXPENSES Our international and structured finance insurance segment's operating expenses for 2025 and 2024 primarily related to the inter-segment service charge from the corporate segment that included support services. For 2025 and 2024, the inter-segment service charge was $14 million and $18 million, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS (continued)

INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes. The interest rate on the surplus notes is 11.26% plus 3-month SOFR plus 0.26161%. The decrease in interest expense for 2025 compared with 2024 was primarily due to a decrease in SOFR. Refer to the following “Liquidity and Capital Resources” section for more information about MBIA Corp.’s surplus notes.

EXPENSES OF CONSOLIDATED VIEs The decrease in expenses of consolidated VIEs for 2025 compared with 2024 was primarily due to a decrease in legal expenses related to a consolidated VIE.

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of December 31, 2025 and 2024, 25% and 24%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. Below investment grade insurance policies primarily consist of our first-lien RMBS exposures.

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of December 31, 2025 and 2024, MBIA Corp. had $504 million and $554 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $28 million and $36 million, as of December 31, 2025 and 2024, respectively.

We may experience considerable incurred losses in these sectors. There can be no assurance that the loss reserves recorded in our financial statements will be sufficient or that we will not experience losses on transactions on which we currently have no loss reserves, in particular if the economy deteriorates. We may seek to purchase, directly or indirectly, obligations guaranteed by MBIA Corp. or seek to commute policies. The amount of insurance exposure reduced, if any, and the nature of any such actions will depend on market conditions, pricing levels from time to time, and other considerations. In some cases, these activities may result in a reduction of loss reserves, but in all cases they are intended to limit our ultimate losses and reduce the future volatility in loss development on the related policies. Our ability to purchase guaranteed obligations and to commute policies will depend on management’s assessment of available liquidity.

Effective in the first quarter of 2022, MBIA Corp. was granted a permitted practice by the New York State Department of Financial Services ("NYSDFS") related to the purchase of certain MBIA Corp.-insured securities with gross case base loss reserves (“Remediation Securities”). The Remediation Securities were being acquired with the intent to terminate or commute the related insurance policies. MBIA Corp. may elect to sell the Remediation Securities to facilitate a termination or commutation. As of December 31, 2025 and 2024, MBIA Corp. did not hold any securities under this permitted practice.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,			Percent Change
In millions	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$38	$(176)	$(195)	-122%	-10%
Investing activities	25	287	767	-91%	-63%
Financing activities	(79)	(132)	(542)	-40%	-76%
Cash and cash equivalents - beginning of period	87	108	78	-19%	38%
Cash and cash equivalents - end of period	$71	$87	$108	-18%	-19%

Operating activities

The change in net cash of operating activities for 2025 compared with 2024 was principally due to proceeds from the sale of the PREPA Custodial Receipts in 2025 and lower losses and LAE and interest expense paid in 2025. This was partially offset by an increase in payments to participants of our non-qualified deferred compensation plan and less investment income received in 2025.

Investing activities

The change in net cash of investing activities for 2025 compared with 2024 was primarily due to an increase in purchases of investments in 2025 and higher net proceeds from sales of investments in 2024 to generate liquidity to fund debt payments.

Financing activities

The change in net cash of financing activities for 2025 compared with 2024 was primarily due to the repurchase of GFL MTNs and the early redemption of VIE debt in 2024, partially offset by principal paydowns of long-term debt in 2025. All debt transactions were funded by the aforementioned net proceeds from sales of investments.

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

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are primarily based on ratings from Moody’s. Alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of December 31, 2025, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 94% of the investments were investment grade.

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

As of December 31, 2025, Insured Investments at fair value represented $146 million or 9% of consolidated investments, of which $136 million or 8% of consolidated investments were Company-Insured Investments. As of December 31, 2025, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of December 31, 2025, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the A range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 7% of the total consolidated investment portfolio.

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
•
funding share repurchases.

As of December 31, 2025 and 2024, National held cash and investments of $1.2 billion, of which $184 million and $56 million, respectively, were cash and cash equivalents or short-term investments comprised of money market funds and municipal, U.S. agency and corporate bonds.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

As of December 31, 2025, National had a stand-alone NOL carryforward of $524 million. If National becomes profitable, it is not expected to make any tax payments under our tax sharing agreement until it fully utilizes the available stand-alone NOL.

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
•
payment of dividends to shareholders.

As of December 31, 2025 and 2024, the liquidity positions of MBIA Inc. were $357 million and $380 million, respectively, and included cash and cash equivalents and other investments comprised of money market funds and U.S. government and asset-backed bonds.

During 2025 and 2024, National declared and paid as-of-right dividends of $63 million and $69 million, respectively, to its ultimate parent, MBIA Inc. Based on our projections of National’s and MBIA Corp.’s future earnings and losses, we expect that for the foreseeable future National will be the primary source of payments of annual dividends to MBIA Inc. There can be no assurance as to the amount and timing of any future dividends from National. We expect that National will also seek approval to pay additional special dividends to MBIA Inc. in future years. However, there can be no assurance whether or when the NYSDFS will approve such requests and, if the NYSDFS does approve such special dividends, in what amounts.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Currently, a portion of the cash and securities held by MBIA Inc. is pledged against investment agreement liabilities and the Asset Swap (simultaneous repurchase and reverse repurchase agreement), which limits its ability to raise liquidity through asset sales of these securities. As the market value or rating eligibility of the assets pledged against MBIA Inc.’s obligations declines, we are required to pledge additional eligible assets in order to meet minimum required collateral amounts against these liabilities. To mitigate these risks, we seek to maintain cash and liquidity resources that we believe will be sufficient to make all payments due on our obligations and to meet other financial requirements, such as posting collateral. Contingent liquidity resources include sales of invested assets exposed to credit spread stress risk, which may occur at losses, accessing the capital markets, and an advances agreement with National. These actions, if taken, are expected to result in either additional liquidity or reduced exposure to adverse credit spread movements. There can be no assurance that these actions will be sufficient to fully mitigate this risk.

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
•
payments of operating expenses.

As of December 31, 2025 and 2024, MBIA Corp. held cash and investments of $209 million and $243 million, respectively, of which $22 million and $27 million were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Advances Agreement

MBIA Inc., National, MBIA Insurance Corporation and certain other affiliates are party to an intercompany advances agreement (the “MBIA Advances Agreement”). The MBIA Advances Agreement permits National to make advances to MBIA Inc. and other MBIA group companies that are party to the agreement at a rate per annum equal to SOFR plus 0.51161%. The agreement also permits other affiliates to make advances to National or MBIA Insurance Corporation at a rate per annum equal to SOFR plus 0.16161%. Advances by National cannot exceed 3% of its statutory net admitted assets as of the last quarter end. As of December 31, 2025 and 2024, there were no amounts drawn under the agreement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Contractual Obligations

The following table summarizes the Company’s future estimated cash payments relating to contractual obligations as of December 31, 2025. Estimating these payments requires management to make estimates and assumptions regarding these obligations. The estimates and assumptions used by management are described below. Since these estimates and assumptions are subjective, actual payments in future periods may vary from those reported in the following table. Refer to the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information about these contractual obligations, including “Note 6: Loss and Loss Adjustment Expense Reserves” and “Note 12: Insurance in Force” for additional information about our insurance claim obligations and exposures under our insurance contracts.

		Due Within
In millions	Total	1 Year
U.S. public finance insurance segment:
Gross insurance claim obligations (1)	$673	$84
Lease liability	2	-
Corporate segment:
Long-term debt	275	15
Investment agreements	216	63
Medium-term notes	640	4
International and structured finance insurance segment:
Gross insurance claim obligations (1)	399	16
Surplus notes	3,636	1,790
Total	$5,841	$1,972
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

Estimated potential insurance claim payments for obligations issued by VIEs consolidated in our international and structured finance insurance segment are included within “Gross insurance claim obligations” in the preceding table. Obligations of these VIEs are collateralized by assets held by the VIEs, and investors in such obligations do not have recourse to the general credit of MBIA. As of December 31, 2025, the unpaid contractual principal of MBIA-insured VIE notes issued by issuer-sponsored consolidated VIEs totaled $28 million and are not considered contractual obligations of MBIA beyond MBIA’s insurance claim obligation.

Long-term debt, investment agreements, MTNs and surplus notes include principal and interest and exclude premiums or discounts. Liabilities issued at discounts reflect principal due at maturity. Interest payments on floating rate obligations are estimated using applicable forward rates. Principal and interest on callable obligations or obligations that allow investors to withdraw funds prior to legal maturity are based on the expected call or withdrawal dates of such obligations. Liabilities denominated in foreign currencies are presented in U.S. dollars using applicable exchange rates as of December 31, 2025. Principal payments under investment agreements are based on contractual maturity and exclude puttable options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

All other principal payments are based on contractual maturity dates. Refer to “Note 9: Debt” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information about MBIA Inc.’s debt obligations.

Included in the international and structured finance insurance segment’s surplus notes due within one year is $1.7 billion of unpaid interest related to 2013 through 2025 interest payments for which MBIA Insurance Corporation’s requests for approval to pay was not approved by the NYSDFS. This deferred interest payment will be due on the first business day on or after which MBIA Insurance Corporation obtains approval to make such payment from the NYSDFS. No interest will accrue on the deferred interest. There can be no assurance that the NYSDFS will approve any subsequent payments, or that it will approve any payment by its scheduled interest payment date. Refer to “MBIA Insurance Corporation – Capital and surplus” section below for additional information on MBIA Insurance Corporation’s surplus notes and statutory capital.

Capital Resources

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp.

In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. Also, MBIA Inc. may repurchase or National may purchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Purchases or repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. MBIA Inc. or National may acquire or redeem outstanding common shares of MBIA Inc. and outstanding debt obligations at prices when we deem it beneficial to our shareholders. Refer to "Note 16: Common and Preferred Stock" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for information about MBIA Inc.'s share repurchases and National's share purchases. Refer to "Note 9: Debt" in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information about our debt. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from National; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of this Form 10-K and the “Liquidity and Capital Resources—Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in and are subject to primary insurance regulation and supervision by the NYSDFS. MBIA Mexico was regulated by the Comisión Nacional de Seguros y Fianzas in Mexico and was dissolved during 2025. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and with statutory accounting principles (“U.S. STAT”) and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

National – Statutory Capital and Surplus

National had statutory capital of $937 million and $912 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, National’s policyholders' surplus was $656 million. For 2025 and 2024, National had statutory net income of $88 million and a statutory net loss of $133 million, respectively. Refer to the “National — Claims - Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of December 31, 2025, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

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

National had positive earned surplus as of December 31, 2025 from which it may pay dividends, subject to the limitations described above. During 2025 and 2024, National declared and paid as-of-right dividends of $63 million and $69 million, respectively, to its ultimate parent, MBIA Inc.

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

National’s CPR and components thereto, as of December 31, 2025 and 2024 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2025	2024
Policyholders' surplus	$656	$602
Contingency reserves	281	310
Statutory capital	937	912
Unearned premiums	184	208
Present value of installment premiums (1)	91	95
Premium resources (2)	275	303
Net loss and LAE reserves (1)	191	130
Salvage reserves on paid claims (1)	20	162
Gross loss and LAE reserves	211	292
Total claims-paying resources	$1,423	$1,507
________________
(1) - Calculated using a discount rate of 4.72% and 4.78% as of December 31, 2025 and 2024, respectively.
(2) - Includes financial guarantee and insured derivative related premiums.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $79 million and $88 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, MBIA Insurance Corporation’s policyholders’ surplus was $74 million. For 2025 and 2024, MBIA Insurance Corporation had statutory net losses of $26 million and $64 million, respectively. Refer to the “MBIA Insurance Corporation — Claims - Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of December 31, 2025, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of December 31, 2025, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

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

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited MBIA Insurance Corporation’s remaining insured exposures, liquidity and financial condition, as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of January 15, 2026, the most recent scheduled interest payment date, there was $1.7 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of December 31, 2025, MBIA Insurance Corporation had “free and divisible surplus” of $57 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

MBIA Corp.’s CPR and components thereto, as of December 31, 2025 and 2024 are presented in the following table:

	As of December 31,	As of December 31,
In millions	2025	2024
Policyholders’ surplus	$74	$83
Contingency reserves	5	5
Statutory capital	79	88
Unearned premiums	14	21
Present value of installment premiums (1)	15	20
Premium resources (2)	29	41
Net loss and LAE reserves (1)	61	57
Salvage reserves on paid claims (1) (3)	148	170
Gross loss and LAE reserves	209	227
Total claims-paying resources	$317	$356
________________
(1) - Calculated using a discount rate of 5.47% and 5.42% as of December 31, 2025 and 2024, respectively.
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

We take into account a number of variables in establishing specific case basis reserves for individual policies that depend primarily on the nature of the underlying insured obligation. These variables include the nature and creditworthiness of the issuers of the insured obligations, expected recovery rates on unsecured obligations, the projected cash flow or market value of any assets pledged as collateral on secured obligations, and the expected rates of recovery, cash flow or market values on such obligations or other expected consideration. Factors that may affect the actual ultimate realized losses for any policy include economic conditions and trends, political developments, levels of interest rates, borrower behavior, the default rate and salvage values of specific collateral or other expected consideration, and our ability to enforce contractual rights through litigation and otherwise including the collection of contractual interest on claim payments. Also, any adverse developments on macroeconomic factors could result in new or additional losses on insured obligations. Our remediation strategy for an insured obligation that has defaulted or is expected to default may also have an impact on our loss reserves.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

CRITICAL ACCOUNTING ESTIMATES (continued)

In establishing case basis loss reserves, we calculate the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract. Yields on U.S. Treasury offerings are used to discount loss reserves.

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

Instruments that trade infrequently and, therefore, have little or no price transparency are classified within Level 3 of the fair value hierarchy. Also included in Level 3 are financial instruments that have significant unobservable inputs deemed significant to the instrument’s overall fair value. Level 3 assets at fair value as of December 31, 2025 and 2024, represented 5% of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2025 and 2024, represented approximately 100% and 99%, respectively, of total liabilities measured at fair value.

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

INTEREST RATE SENSITIVITY

Interest rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in interest rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2025 from instantaneous shifts in interest rates:

Change in Interest Rates
	300 Basis	200 Basis	100 Basis	100 Basis	200 Basis	300 Basis
	Point	Point	Point	Point	Point	Point
In millions	Decrease	Decrease	Decrease	Increase	Increase	Increase
Estimated change in fair value	$177	$111	$52	$(45)	$(82)	$(114)

FOREIGN EXCHANGE RATE SENSITIVITY

The Company is exposed to foreign exchange rate risk in respect of liabilities denominated in currencies other than U.S. dollars. Certain liabilities included in our corporate segment are denominated in currencies other than U.S. dollars. The majority of the Company’s foreign exchange rate risks is with the Euro. Foreign exchange rate sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in foreign exchange rates. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2025 from instantaneous shifts in foreign exchange rates:

	Change in Foreign Exchange Rates
	Dollar Weakens		Dollar Strengthens
In millions	20%	10%	10%	20%
Estimated change in fair value	$(19)	$(10)	$10	$19

CREDIT SPREAD SENSITIVITY

Credit spread sensitivity can be estimated by projecting a hypothetical instantaneous increase or decrease in credit spreads. The following table presents the estimated pre-tax change in fair value of the Company’s financial instruments as of December 31, 2025 from instantaneous shifts in credit spread curves. It was assumed that all credit spreads move by the same amount. It is more likely that the actual changes in credit spreads will vary by security. The changes in fair value reflect partially offsetting effects as the value of the investment portfolios generally changes in an opposite direction from the liability portfolio:

Change in Credit Spreads
	50 Basis	50 Basis	200 Basis
	Point	Point	Point
In millions	Decrease	Increase	Increase
Estimated change in fair value	$25	$(33)	$(89)

Item 8. Financial Statements

MBIA INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MBIA Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of MBIA Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024 and the related consolidated statements of operations, of comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Certain Loss and Loss Adjustment Expense (LAE) Reserves and Insurance Loss Recoverable - U.S. Public Finance Insurance

As described in Notes 1, 2 and 6 to the consolidated financial statements, management recognizes loss reserves on a contract-by-contract basis when the present value of probability-weighted expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceeds the unearned premium revenue. In addition, management recognizes potential recoveries on paid claims based on probability-weighted cash inflows that are present valued at U.S. risk-free rates as of the measurement date. Management estimates the likelihood of possible claim payments and possible recoveries using probability-weighted expected cash flows based on information available as of the measurement date, including market information. As of December 31, 2025, for U.S. Public Finance Insurance, the loss and LAE reserves were $219 million and the insurance loss recoverable was $22 million, a portion of each relates to the insured debt obligations of Puerto Rico. In formulating loss reserves and recoveries for its Puerto Rico exposures, estimates in management’s probability-weighted scenarios include assumptions related to the nature, value, and timing of net cash flows considering the following: environmental, economic, and political developments on the island; litigation and ongoing discussions with creditors and obligors on the Title III proceedings; contractual debt service payments; any existing settlement agreements or proposals and deviations from these proposals; the remediation strategy for insured obligations that have defaulted or are expected to default; and values of other obligations of the issuer.

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

February 26, 2026

We have served as the Company’s auditor since at least 1986. We have not been able to determine the specific year we began serving as auditor of the Company.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $1,163 and $1,080)	$1,042	$925
Investments carried at fair value	223	237
Short-term investments, at fair value (amortized cost $409 and $492)	409	492
Other investments at amortized cost	1	1
Total investments	1,675	1,655
Cash and cash equivalents	69	84
Premiums receivable (net of allowance for credit losses of $- and $- )	121	133
Deferred acquisition costs	24	27
Insurance loss recoverable	43	185
Assets held for sale	8	11
Other assets	37	42
Assets of consolidated variable interest entities:
Cash	2	3
Loans receivable at fair value	34	28
Total assets	$2,013	$2,168
Liabilities and Equity
Liabilities:
Unearned premium revenue	$172	$199
Loss and loss adjustment expense reserves	454	526
Long-term debt	2,843	2,741
Medium-term notes (includes financial instruments carried at fair value of $46 and $35)	472	440
Investment agreements	174	204
Liabilities held for sale	6	7
Other liabilities	73	78
Liabilities of consolidated variable interest entities:
Variable interest entity debt (includes financial instruments carried at fair value of $25 and $31)	32	43
Other liabilities	17	6
Total liabilities	4,243	4,244
Commitments and contingencies (Refer to Note 18)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115	283	283
Additional paid-in capital	2,450	2,492
Retained earnings (deficit)	(1,768)	(1,591)
Accumulated other comprehensive income (loss), net of tax of $7 and $7	(95)	(128)
Treasury stock, at cost--232,675,865 and 232,215,934 shares	(3,107)	(3,145)
Total shareholders' equity of MBIA Inc.	(2,237)	(2,089)
Preferred stock of subsidiary and noncontrolling interests	7	13
Total equity	(2,230)	(2,076)
Total liabilities and equity	$2,013	$2,168

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenues
Premiums earned:
Scheduled premiums earned	$28	$32	$35
Refunding premiums earned	2	4	2
Premiums earned (net of ceded premiums of $1, $1, and $1)	30	36	37
Net investment income	73	84	116
Net realized investment gains (losses)	(6)	(3)	(76)
Net gains (losses) on financial instruments at fair value and foreign exchange	(29)	(42)	4
Fees and reimbursements	2	3	-
Other net realized gains (losses)	-	1	(4)
Revenues of consolidated variable interest entities:
Net gains (losses) on financial instruments at fair value and foreign exchange	3	(23)	(45)
Other net realized gains (losses)	7	(14)	(25)
Total revenues	80	42	7
Expenses
Losses and loss adjustment	(20)	184	177
Amortization of deferred acquisition costs	4	4	5
Operating	68	69	87
Interest	196	208	210
Expenses of consolidated variable interest entities:
Operating	12	17	11
Interest	1	1	1
Total expenses	261	483	491
Income (loss) from continuing operations before income taxes	(181)	(441)	(484)
Provision (benefit) for income taxes	-	-	-
Income (loss) from continuing operations	(181)	(441)	(484)
Income (loss) from discontinued operations, net of income taxes	(2)	(3)	(3)
Net income (loss)	(183)	(444)	(487)
Less: Net income (loss) attributable to noncontrolling interests	(6)	3	4
Net income (loss) attributable to MBIA Inc.	$(177)	$(447)	$(491)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted
Continuing operations	$(3.53)	$(9.31)	$(10.03)
Discontinued operations	(0.05)	(0.12)	(0.15)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted	$(3.58)	$(9.43)	$(10.18)
Weighted average number of common shares outstanding
Basic	49,278,281	47,436,079	48,207,574
Diluted	49,278,281	47,436,079	48,207,574

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

	Years Ended December 31,
	2025	2024	2023
Net income (loss)	$(183)	$(444)	$(487)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	29	(19)	33
Reclassification adjustments for (gains) losses included in net income (loss)	7	3	67
Foreign currency translation:
Foreign currency translation gains (losses)	-	(1)	-
Reclassification adjustments for (gains) losses included in net income (loss)	5	-	-
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	(8)	-	(1)
Reclassification adjustments for (gains) losses included in net income (loss)	-	28	45
Total other comprehensive income (loss)	33	11	144
Comprehensive income (loss)	$(150)	$(433)	$(343)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(6)	3	4
Comprehensive income (loss) attributable to MBIA Inc.	$(144)	$(436)	$(347)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In millions except share and per share amounts)

	Years Ended December 31,
	2025	2024	2023
Common shares
Balance at beginning and end of year	283,186,115	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of year	$283	$283	$283
Additional paid-in capital
Balance at beginning of year	$2,492	$2,515	$2,925
Cash dividends paid ($8.00 per common share)	-	-	(409)
Share-based compensation	(42)	(23)	(1)
Balance at end of year	$2,450	$2,492	$2,515
Retained earnings (deficit)
Balance at beginning of year	$(1,591)	$(1,144)	$(653)
Net income (loss) attributable to MBIA Inc.	(177)	(447)	(491)
Balance at end of year	$(1,768)	$(1,591)	$(1,144)
Accumulated other comprehensive income (loss)
Balance at beginning of year	$(128)	$(139)	$(283)
Other comprehensive income (loss)	33	11	144
Balance at end of year	$(95)	$(128)	$(139)
Treasury shares
Balance at beginning of year	(232,215,934)	(232,323,184)	(228,333,444)
Treasury shares acquired under share repurchase program	-	-	(3,568,886)
Other	(459,931)	107,250	(420,854)
Balance at end of year	(232,675,865)	(232,215,934)	(232,323,184)
Treasury stock amount
Balance at beginning of year	$(3,145)	$(3,172)	$(3,154)
Treasury shares acquired under share repurchase program	-	-	(29)
Other	38	27	11
Balance at end of year	$(3,107)	$(3,145)	$(3,172)
Total shareholders' equity of MBIA Inc.
Balance at beginning of year	$(2,089)	$(1,657)	$(882)
Period change	(148)	(432)	(775)
Balance at end of year	$(2,237)	$(2,089)	$(1,657)
Preferred stock of subsidiary shares
Balance at beginning and end of year	1,315	1,315	1,315
Preferred stock of subsidiary and noncontrolling interests
Balance at beginning of year	$13	10	6
Period change	(6)	3	4
Balance at end of year	$7	$13	$10
Total equity	$(2,230)	$(2,076)	$(1,647)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Premiums, fees and reimbursements received	$16	$17	$18
Investment income received	52	57	105
Financial guarantee losses and loss adjustment expenses paid	(145)	(157)	(214)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	236	22	10
Operating expenses paid and other operating	(72)	(57)	(71)
Other proceeds from consolidated variable interest entities	-	2	28
Interest paid, net of interest converted to principal	(49)	(53)	(64)
Cash (used) provided by discontinued operations	-	(7)	(7)
Net cash provided (used) by operating activities	38	(176)	(195)
Cash flows from investing activities:
Purchases of available-for-sale investments	(411)	(210)	(366)
Sales of available-for-sale investments	126	115	943
Paydowns, maturities and other proceeds of available-for-sale investments	204	207	214
Purchases of investments at fair value	(62)	(114)	(77)
Sales, paydowns, maturities and other proceeds of investments at fair value	66	189	279
Sales, paydowns and maturities (purchases) of short-term investments, net	98	76	(186)
Paydowns and maturities of loans receivable	4	6	9
Consolidation/(deconsolidation) of variable interest entities	-	-	(2)
(Payments) proceeds for derivative settlements	-	(1)	(38)
Proceeds (payments) from discontinued operations	-	19	(9)
Net cash provided (used) by investing activities	25	287	767
Cash flows from financing activities:
Proceeds from investment agreements	-	-	7
Principal paydowns of investment agreements	(16)	(5)	(12)
Principal paydowns of medium-term notes	-	(62)	(15)
Proceeds from variable interest entity debt	-	8	62
Principal paydowns/redemptions of variable interest entity debt	(11)	(59)	(142)
Dividends paid	-	-	(409)
Principal paydowns of long-term debt	(45)	(1)	-
Purchases of treasury stock	(7)	(4)	(38)
Cash provided (used) by discontinued operations	-	(9)	5
Net cash provided (used) by financing activities	(79)	(132)	(542)
Net increase (decrease) in cash and cash equivalents	(16)	(21)	30
Cash and cash equivalents - beginning of period	87	108	78
Cash and cash equivalents - end of period	$71	$87	$108
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(183)	$(444)	$(487)
Income (loss) from discontinued operations, net of income taxes	(2)	(3)	(3)
Income (loss) from continuing operations	(181)	(441)	(484)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Change in:
Premiums receivable	12	13	14
Unearned premium revenue	(27)	(33)	(34)
Loss and loss adjustment expense reserves	(72)	53	24
Insurance loss recoverable	142	(2)	(46)
Accrued interest payable	151	162	159
Other assets and liabilities	(4)	8	(1)
Net realized investment (gains) losses	6	3	76
Net (gains) losses on financial instruments at fair value and foreign exchange	26	65	41
Other net realized (gains) losses	(7)	13	29
Other operating	(8)	(17)	27
Total adjustments to income (loss) from continuing operations	219	265	289
Net cash provided (used) by operating activities	$38	$(176)	$(195)
Supplementary Disclosure of Consolidated Cash Flow Information:
Non-cash operating activities:
Loans receivable disposed of a variable interest entity	$-	$-	$28
Other investments, received from sale of net assets held for sale	-	-	3
Non-cash financing activities:
Variable interest entity debt extinguishment	7	-	-
Variable interest entity notes disposed of upon deconsolidation	-	-	22

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

Business Developments

PREPA

During 2025, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $105 million. As of December 31, 2025, National had $565 million of debt service outstanding related to PREPA. On January 1, 2026, PREPA defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $11 million.

On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision"). On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee ("UCC") filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. On January 29, 2025, the Court extended its litigation stay through March 24, 2025, and on March 3, 2025, the Court entered an order identifying key legal issues and requiring a joint proposed litigation schedule. On March 20, 2025, the Court set a briefing schedule on a motion for allowance of an administrative expense. On June 11, 2025, the Court set June 30, 2025, as the deadline for discovery, and July 23, 2025, for oral arguments in the administrative expense claim motion. Following the hearing, the Court reserved its decision on the legal issues and permitted the parties to continue resolution of discovery disputes. On August 8, 2025, the Court entered an order suspending deadlines for the Administrative Expense Claim until further order of the Court. On October 22, 2025, the Court ordered the parties to meet and confer on scheduling issues in the Administrative Expense Claim litigation and required they filed a Joint Status Report by November 24, 2025. Following the filing of the Joint Status Report, the Court entered an order dated December 9, 2025, lifting the litigation stay to permit the parties to litigate motions to compel solely in connection with the Administrative Expense Motion. Bondholders filed their Motion to Compel on January 9, 2026, and the Oversight Board on January 23, 2026 filed its opposition. Bondholders filed their reply brief on February 6, 2026. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan, National’s PREPA loss reserves and recoveries could be materially adversely affected.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

In July of 2025, National transferred certain PREPA bankruptcy claims to a custodian in exchange for tradeable custodial receipts (the "Custodial Receipts"). At the time of transfer, National owned the Custodial Receipts and continued to hold the same rights and was entitled to the same economic benefits associated with the transferred bankruptcy claims. In August of 2025, National sold the Custodial Receipts in a series of transactions through the transfer of ownership of approximately $374 million face amount of the Custodial Receipts, representing approximately 47% of the principal amount of National’s then current bond claims in the PREPA Title III case. This transaction reduced potential volatility and ongoing risk of remediation around National’s remaining PREPA exposure, for which the Title III case continues to remain uncertain and National continues to use its best efforts to strengthen its position. Subsequent to the sale of these Custodial Receipts, National does not retain any additional Custodial Receipts for sale. The sales price of the Custodial Receipts was higher than National's previous estimate, which resulted in National recording a gain included in "Losses and loss adjustment" on the Company's consolidated statements of operations for the year ended December 31, 2025. These sales also reduced National's "Insurance loss recoverable" related to PREPA on the Company's consolidated balance sheet as of December 31, 2025. Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for additional information on the Custodial Receipts sales.

Between August 1 and August 8, 2025, President Trump notified six Oversight Board members that their membership on the Oversight Board was terminated effective immediately. On September 18, 2025, three of the terminated Oversight Board members, Arthur Gonzalez, Andrew Biggs and Betty Rosa (the "Plaintiffs") sought reinstatement on the Oversight Board by filing injunctive, declaratory and legal relief (the Termination Case"). On September 22, 2025, Plaintiffs also filed a Motion for Preliminary Injunction seeking restrictions on replacing them on the Oversight Board until the Court hears the underlying merits of their claims. On October 3, 2025, the District Court for the District of Puerto Rico granted Plaintiffs' Motion for Preliminary Injunction permitting the Plaintiffs to remain on the Oversight Board until a final hearing on the adequacy of the termination notice as well as the scope of executive authority. On December 30, 2025, the Court of Appeals for the First Circuit entered an order holding the Termination Case in abeyance until the court is notified that the Supreme Court has issued a decision in the Trump v. Cook case, heard by the Supreme Court on January 21, 2026.

Refer to “Note 6: Loss and Loss Adjustment Expense Reserves” for a further discussion of the Company’s PREPA reserves and recoveries.

MBIA Mexico

During 2025, the Company dissolved MBIA Corp.' s wholly-owned subsidiary, MBIA México, S.A. de C.V. (“MBIA Mexico”) and MBIA Mexico returned approximately $13 million of capital to MBIA Corp.

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

Discontinued Operations

As of December 31, 2025 and 2024, the assets and liabilities of the portfolio companies are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023. During 2024 and 2023, certain net assets of the Company's Zohar-related portfolio companies that were classified as held for sale were disposed. The consideration received as part of these dispositions were approximate to the carrying values of the assets and liabilities sold.

The following table summarizes the components of assets and liabilities held for sale:

	As of
In millions	December 31, 2025	December 31, 2024
Assets held for sale
Accounts receivable	$2	$1
Goodwill	11	11
Other assets	1	2
Loss on disposal group	(6)	(3)
Total assets held for sale	$8	$11
Liabilities held for sale
Accounts payable	$1	$1
Debt	-	1
Accrued expenses and other	5	5
Total liabilities held for sale	$6	$7

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1: Business Developments and Risks and Uncertainties (continued)

The results of operations from discontinued operations for the years ended December 31, 2025, 2024 and 2023 consist of the following:

	Years Ended December 31,
In millions	2025	2024	2023
Revenues:
Revenues	$12	$59	$116
Cost of sales	6	28	58
Total revenues from discontinued operations	6	31	58
Expenses:
Operating	5	31	67
Interest	-	3	4
Increase (decrease) on loss on disposal group	3	-	(10)
Total expenses from discontinued operations	8	34	61
Income (loss) before income taxes from discontinued operations	(2)	(3)	(3)
Provision (benefit) for income taxes from discontinued operations	-	-	-
Income (loss) from discontinued operations, net of income taxes	$(2)	$(3)	$(3)

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

Failure to collect its expected recoveries could impede MBIA Corp.’s ability to make payments when due on other policies. MBIA Corp. believes that if the New York State Department of Financial Services ("NYSDFS") concludes at any time that MBIA Insurance Corporation will not be able to pay its policyholder claims, the NYSDFS would likely put MBIA Insurance Corporation into a rehabilitation or liquidation proceeding under Article 74 of the New York Insurance Law (“NYIL”) and/or take such other actions as the NYSDFS may deem necessary to protect the interests of MBIA Insurance Corporation’s policyholders. The determination to commence such a proceeding or take other such actions is within the exclusive control of the NYSDFS.

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

Investment income is recorded as earned, which includes the current period interest accruals deemed collectible. Accrued interest income is recorded as part of “Other assets” on the Company’s consolidated balance sheets. Bond discounts and premiums are amortized using the effective yield method over the remaining term of the securities and reported within “Net investment income” on the Company’s consolidated statements of operations; however, premiums on certain callable debt securities are amortized to the next call date. As the Company primarily holds high-quality asset-backed ("ABS") and mortgage-backed ("MBS") securities purchased without expectation of principal loss, premiums and discounts are amortized into interest income using the retrospective method based on probable and reasonably estimable prepayment experience.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Held For Sale Classification and Discontinued Operations

The net assets the Company classifies as held for sale in accordance with Accounting Standards Codification (“ASC”) 360-10, Property, Plant, and Equipment and as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements-Discontinued Operations has been held for sale beyond the one-year probable sale criteria. The Company continues to meet exceptions permitting it to continue to record these net assets as held for sale. The Company continues to actively market its net assets held for sale and has identified interested parties, including having attained various stages of a sales or liquidation process. In addition, the Company has continued to (i) take necessary actions to respond to changes in circumstances, including recording a loss on disposal group; (ii) actively market the net assets at prices that are deemed reasonable; and (iii) meet the criteria for held for sale classification. The assets and liabilities of these companies are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Also, the results of operations for these companies are classified as "Income from discontinued operations, net of income taxes" on the Company’s consolidated statements of operations. The Company consolidated the operating results of these portfolio companies on a two-month lag to allow for a more timely preparation of the Company's consolidated financial statements. Refer to “Note 1: Business Developments and Risks and Uncertainties” for further information about the Company’s held for sale assets and liabilities and discontinued operations.

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

Loss and Loss Adjustment Expenses

The Company recognizes loss reserves on a contract-by-contract basis when the present value of probability-weighted expected net cash outflows to be paid under the contract discounted using a risk-free rate as of the measurement date exceed the unearned premium revenue. A loss reserve is subsequently remeasured each reporting period for expected increases or decreases due to changes in the likelihood of default and potential recoveries. Subsequent changes to the measurement of loss reserves are recognized as loss expense or benefit in the period of change. Measurement and recognition of loss reserves are reported gross of any reinsurance on the Company’s consolidated balance sheets. The Company estimates the likelihood of possible claim payments and possible recoveries of such claim payments using probability-weighted expected cash flows as of the measurement date based on information available, including market information. Accretion of the discounts on loss reserves and recoveries is included in loss expense. The Company considers its ability to collect contractual interest on claim payments when developing its expected inflows, if applicable.

The Company recognizes potential recoveries on paid claims based on probability-weighted cash inflows that are present valued at U.S. risk-free rates as of the measurement date. Such amounts are reported within “Insurance loss recoverable” on the Company’s consolidated balance sheets. To the extent the Company had recorded potential recoveries in its loss reserves previous to a claim payment, such recoveries are reclassified to “Insurance loss recoverable” upon payment of the related claim and remeasured at each reporting period.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 2: Significant Accounting Policies (continued)

Medium-Term Notes and Investment Agreements

Medium-term notes ("MTNs") and investment agreements are generally carried at the principal amount outstanding plus accrued interest and are net of unamortized discounts. One MTN that is a hybrid financial instrument was elected to be accounted for fair value given the complexity of bifurcating the embedded derivative. For the MTN carried at fair value, changes in fair value are recorded in earnings, except for the portion of unrealized gains (losses) caused by a change in the instrument-specific credit risk which are recorded in AOCI. Interest expense is accrued at the contractual interest rate. Discounts are amortized and reported as interest expense.

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

Credit Losses on Premium Receivables

The Company evaluates the collectability of outstanding premium receivables on a quarterly basis and measures any allowance for credit losses as the difference between the recorded premium receivable amount and the current projected net present value of premiums expected to be collected, discounted at risk-free rates described in the preceding paragraph. Estimating the allowance for credit losses involves substantial judgment, including forecasting an insured transaction’s cash flows, such as the future performance of the transaction’s underlying assets and the impact of certain macro-economic factors, as well as incorporating any historical experience of uncollectible balances and a transaction’s liability structure, including the seniority of premium payments to the Company.

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

Income Taxes

Deferred income taxes are recorded with respect to temporary differences between the tax bases of assets and liabilities and the reported amounts in the Company’s financial statements that will result in deductible or taxable amounts in future years when the reported amounts of assets and liabilities are recovered or settled. Such temporary differences relate principally to net operating losses (“NOLs”), accrued surplus note interest, foreign tax credits, and capital loss carryforward, as well as timing differences in loss reserve deductions, premium revenue recognition and unrealized gains and losses. Valuation allowances are established to reduce deferred tax assets to the amount that more likely than not will be realized. As of December 31, 2025 and 2024, the Company had a full valuation allowance on its net deferred tax asset. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates in the period in which changes are approved by the relevant authority.

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

Notes to Consolidated Financial Statements

Note 3: Recent Accounting Pronouncements

Recently Adopted Accounting Standards

Income Taxes (Topic 740): Improvements to Income Tax Disclosure (ASU 2023-09)

In December of 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, information on income taxes paid, and contain other disclosure requirements. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. Upon the effective date, the amendments should be applied prospectively with retrospective application permitted. The Company adopted the amendments of ASU 2023-09 for its fiscal year ending December 31, 2025. The Company applied the amendments of ASU 2023-09 retrospectively and restated the applicable income tax disclosures for all prior periods. The adoption of ASU 2023-09 only impacted the income tax disclosures within the Company's consolidated financial statements and did not impact amounts reported on the Company's balance sheet, statement of operations, statement of comprehensive income or statement of cash flows.

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

The Company consolidates VIEs, including grantor trusts, when it is deemed the primary beneficiary. This determination is based on a qualitative assessment of whether the Company has the power to direct a VIE's most significant activities and the obligation to absorb potentially significant losses. For VIEs where the Company provides credit protection, its guarantee of principal and interest payments of insured obligations, triggered by a VIE's nonperformance, generally constitutes an obligation to absorb losses of the entity that could potentially be significant to the VIE. When facts and circumstances indicate the Company holds a controlling financial interest, it is required to consolidate the entity as the primary beneficiary. The Company performs an ongoing reassessment of controlling financial interest that may result in consolidation or deconsolidation of any VIE.

Consolidated VIEs

The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. During the fourth, second and first quarters of 2025, the Company had no additional consolidations or deconsolidations of VIEs. During the third quarter of 2025, the Company consolidated one VIE, a de-risking trust created to effectively commute certain insurance exposures on an insured RMBS security. There were no deconsolidations of VIEs during the third quarter of 2025. During the fourth, third and first quarters of 2024, the Company had no additional consolidations or deconsolidations of VIEs. During the second quarter of 2024, the Company did not consolidate any additional VIEs and deconsolidated one VIE due to the prepayment of outstanding notes and recorded losses of $14 million, of which $9 million was due to credit losses in AOCI that were released to earnings. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.

Holders of insured obligations of issuer-sponsored VIEs do not have recourse to the general assets of the Company. In the event of nonpayment of an insured obligation issued by a consolidated VIE, the Company is obligated to pay principal and interest, when due, on the respective insured obligation only. The Company’s exposure to these consolidated VIEs is limited to the credit protection provided on insured obligations and any additional variable interests held by the Company.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4: Variable Interest Entities (continued)

Nonconsolidated VIEs

The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of December 31, 2025 and 2024. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	December 31, 2025
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$729	$29	$4	$22	$3	$234
Consumer asset-backed	58	-	-	-	-	1
Corporate asset-backed	212	-	1	-	1	-

Total global structured finance	999	29	5	22	4	235
Global public finance	189	-	3	-	2	-
Total insurance	$1,188	$29	$8	$22	$6	$235

	December 31, 2024
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$785	$26	$5	$21	$3	$224
Consumer asset-backed	86	-	-	-	-	3
Corporate asset-backed	358	-	2	-	2	-
Total global structured finance	1,229	26	7	21	5	227
Global public finance	196	-	3	-	3	-
Total insurance	$1,425	$26	$10	$21	$8	$227

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums

The following tables present a roll forward of the Company’s premiums receivable for the years ended December 31, 2025 and 2024:

In millions
			Adjustments
Premiums		Premiums	Changes in	Accretion of	Premiums
Receivable as of	Premium	from New	Expected	Premiums	Receivable as of
December 31,	Payments	Business	Term of	Receivable	December 31,
2024	Received	Written	Policies	Discount (1)	2025
$133	$(15)	$-	$-	$3	$121

(1) - Recorded within premiums earned on the Company's consolidated statements of operations.

In millions
			Adjustments
Premiums		Premiums	Changes in	Accretion of	Premiums
Receivable as of	Premium	from New	Expected	Premiums	Receivable as of
December 31,	Payments	Business	Term of	Receivable	December 31,
2023	Received	Written	Policies	Discount (1)	2024
$146	$(17)	$-	$-	$4	$133

(1) - Recorded within premiums earned on the Company's consolidated statements of operations.

As of December 31, 2025 and 2024, the weighted average risk-free rates used to discount future installment premiums was 3.1% and 3.0%, respectively, and the weighted average expected collection term of the premiums receivable was 8.33 years and 8.57 years, respectively. As of December 31, 2025 and 2024, reinsurance premiums payable was $3 million and is included in “Other liabilities” in the Company’s consolidated balance sheets. The reinsurance premiums payable is accreted and paid to reinsurers as premiums due to MBIA are accreted and collected.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5: Insurance Premiums (continued)

The following table presents the undiscounted future amount of premiums expected to be collected and the period in which those collections are expected to occur:

Expected
Collection of
In millions	Premiums
Three months ending:
March 31, 2026	$1
June 30, 2026	4
September 30, 2026	3
December 31, 2026	5

Twelve months ending:
December 31, 2027	12
December 31, 2028	12
December 31, 2029	11
December 31, 2030	10

Five years ending:
December 31, 2035	42
December 31, 2040	29
December 31, 2045 and thereafter	25
Total	$154

The following table presents the unearned premium revenue balance and future expected premium earnings as of and for the periods presented:

					Total
					Expected
	Unearned	Expected Future			Future
	Premium	Premium Earnings			Premium
In millions	Revenue	Upfront	Installments	Accretion	Earnings
December 31, 2025	$172

Three months ending:
March 31, 2026	166	$3	$3	$1	$7
June 30, 2026	160	3	3	1	7
September 30, 2026	155	2	3	1	6
December 31, 2026	151	2	2	1	5

Twelve months ending:
December 31, 2027	133	9	9	3	21
December 31, 2028	117	8	8	3	19
December 31, 2029	104	6	7	3	16
December 31, 2030	92	5	7	3	15

Five years ending:
December 31, 2035	46	18	28	10	56
December 31, 2040	21	7	18	5	30
December 31, 2045 and thereafter	-	6	15	2	23
Total		$69	$103	$33	$205

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

In establishing case basis loss reserves, the Company calculates the present value of probability-weighted estimated loss payments, net of estimated recoveries, using a discount rate equal to the risk-free rate applicable to the currency and the weighted average remaining life of the insurance contract as required by accounting principles for financial guarantee contracts. The Company applies yields on U.S. Treasury offerings to discount loss reserves. Significant changes in discount rates from period to period may have a material impact on the present value of the Company’s loss reserves and expected recoveries. In addition, if the Company were to apply different discount rates, its case basis reserves may have been higher or lower than those established as of December 31, 2025. For example, a higher discount rate applied to expected future payments would have decreased the amount of a case basis reserve established by the Company and a lower rate would have increased the amount of a reserve established by the Company. Similarly, a higher discount rate applied to the potential future recoveries would have decreased the amount of a loss recoverable established by the Company and a lower rate would have increased the amount of a loss recoverable established by the Company.

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

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative A-paper and subprime mortgage loans. The Company calculated RMBS case basis reserves as of December 31, 2025 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used for both first and second-lien loans include historic averages of deal specific voluntary prepayment rates, forward projections of the Secured Overnight Financing Rate ("SOFR"), and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Summary of Loss and LAE Reserves and Recoveries

The following table summarizes the Company’s loss and LAE reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs:

	As of December 31, 2025		As of December 31, 2024
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$22	$219	$165	$299
International and Structured Finance Insurance:
Before VIE eliminations	21	229	23	238
VIE eliminations	-	6	(3)	(11)
Total international and structured finance insurance	21	235	20	227
Total	$43	$454	$185	$526

(1) - Amounts are net of estimated recoveries of expected future claims.

Changes in Loss and LAE Reserves

Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following tables present changes in the Company’s loss and LAE reserves for the years ended December 31, 2025 and 2024. Changes in loss and LAE reserves, with the exception of loss and LAE payments, are recorded within “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of December 31, 2025 and 2024, the weighted average risk-free rate used to discount the Company’s loss reserves (claim liability) was 3.79% and 4.50%, respectively. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of December 31, 2025 and 2024, the Company’s gross loss and LAE reserves included $15 million and $19 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2025
Gross Loss						Gross Loss
and LAE		Accretion			Changes in	and LAE
Reserves as of	Loss	of Claim	Changes in		Unearned	Reserves as of
December 31,	and LAE	Liability	Discount	Changes in	Premium	December 31,
2024	Payments	Discount	Rates	Assumptions (1)	Revenue	2025
$526	$(145)	$19	$12	$41	$1	$454

(1) - Includes changes in amount and timing of estimated payments and recoveries.

In millions	Changes in Loss and LAE Reserves for the Year Ended December 31, 2024
Gross Loss						Gross Loss
and LAE		Accretion			Changes in	and LAE
Reserves as of	Loss	of Claim	Changes in		Unearned	Reserves as of
December 31,	and LAE	Liability	Discount	Changes in	Premium	December 31,
2023	Payments	Discount	Rates	Assumptions (1)	Revenue	2024
$473	$(157)	$19	$(19)	$212	$(2)	$526

(1) - Includes changes in amount and timing of estimated payments and recoveries.

The decrease in the Company's loss and LAE reserves during 2025 was primarily due to claim payments on PREPA and a U.S. public finance lease-backed transaction, as well as updated PREPA loss reserve scenarios and weightings for possible settlement outcomes. This decrease was partially offset by the reclassification of expected recoveries related to paid claims and extending the estimated timing of a PREPA settlement. Refer to "Note 1: Business Developments and Risks and Uncertainties" for further information on PREPA.

The increase in the Company’s loss and LAE reserves during 2024 was primarily due to assumption changes for National's PREPA reserves, partially offset by claim payments on PREPA. In addition, National established reserves on a U.S. public finance lease-backed transaction.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable

Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following tables present changes in the Company’s insurance loss recoverable for the years ended December 31, 2025 and 2024. Changes in insurance loss recoverable with the exception of collections, are recorded within “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Year Ended December 31, 2025
	Gross					Gross
	Recoverable					Recoverable
	as of		Accretion	Changes in		as of
	December 31,	Collections	of	Discount	Changes in	December 31,
In millions	2024	for Cases	Recoveries	Rates	Assumptions	2025
Insurance loss recoverable	$185	$(235)	$6	$2	$85	$43

		Changes in Insurance Loss Recoverable
		for the Year Ended December 31, 2024
	Gross					Gross
	Recoverable					Recoverable
	as of		Accretion	Changes in		as of
	December 31,	Collections	of	Discount	Changes in	December 31,
In millions	2023	for Cases	Recoveries	Rates	Assumptions	2024

Insurance loss recoverable	$183	$(16)	$7	$-	$11	$185

The decrease in the Company’s insurance loss recoverable during 2025 was primarily from the sale of PREPA Custodial Receipts associated with the transfer of certain of National's PREPA-related bankruptcy claims and unwrapped PREPA bonds received via subrogation for fully paid secondary insured claims. This decrease was partially offset by the reclassification from loss and LAE of expected recoveries related to paid claims for PREPA, and a U.S. public finance lease-backed transaction.

The increase in the Company’s insurance loss recoverable during 2024 was primarily due to reclassifying expected PREPA recoveries from loss and LAE reserves on paid claims, partially offset by assumption changes related to PREPA reserves and from collections of recoveries.

Loss and LAE Activity

For 2025, the incurred benefit was primarily related to the sale of PREPA Custodial Receipts at a price above prior estimates and updated scenarios and weightings for potential PREPA settlement outcomes. This benefit was partially offset by extending the estimated timing of a PREPA settlement, accretion of loss reserves, and a decline in risk-free rates, which caused future liabilities, net of recoveries to increase, primarily related to the Company's insured RMBS transactions.

For 2024, the incurred loss primarily related to updated PREPA scenarios to reflect developments in the then PREPA remediation and extending the timing of resolution. In addition, the incurred loss related to reserves on a U.S. public finance lease-backed transaction.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6: Loss and Loss Adjustment Expense Reserves (continued)

For 2023, the incurred loss primarily related to updated PREPA scenarios to reflect the then PSA, which resulted in lower net expected recoveries. Changes in scenario assumptions also included extending the effective date of a settlement until 2024. In addition, for 2023, the incurred loss included the termination of a first-lien RMBS insured transaction.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For 2025, 2024 and 2023, LAE related to remediating insured obligations were $5 million, $17 million and $6 million, respectively.

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of December 31, 2025:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	20	-	-	87	107
Number of issues (1)	7	-	-	76	83
Remaining weighted average contract period (in years)	3.5	-	-	6.1	5.6
Gross insured contractual payments outstanding: (2)
Principal	$356	$-	$-	$1,329	$1,685
Interest	1,054	-	-	478	1,532
Total	$1,410	$-	$-	$1,807	$3,217
Gross Claim Liability (3)	$-	$-	$-	$786	$786
Less:
Gross Potential Recoveries (4)	-	-	-	281	281
Discount, net (5)	-	-	-	101	101
Net claim liability (recoverable)	$-	$-	$-	$404	$404
Unearned premium revenue	$1	$-	$-	$8	$9
Reinsurance recoverable on paid and unpaid losses (6)					$14

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

Variable Interest Entity Loans Receivable at Fair Value

Loans receivable at fair value are assets held by a consolidated VIE consisting of residential mortgage loans and are categorized in Level 3 of the fair value hierarchy. Fair values of residential mortgage loans are determined using quoted prices for similar MBS liabilities, adjusted for the fair values of the financial guarantees provided by MBIA Corp. The fair values of the financial guarantees consider expected claim payments, net of recoveries, under MBIA Corp.’s policies.

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

Derivatives

A VIE consolidated by the Company entered into a derivative instrument consisting of a cross currency swap that as of December 31, 2025 and 2024 had outstanding notional amounts of $28 million and $36 million, respectively. The cross currency swap was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair value of the VIE derivative was determined based on the valuation provided by an independent third-party, which is included in “Liabilities of consolidated variable interest entities – Other liabilities” on the Company’s consolidated balance sheets. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	Fair Value as of			Range
	December 31,			(Weighted
In millions	2025	Valuation Techniques	Unobservable Input	Average)
Assets:
Equity Investments	$33	Discounted cash flow	Discount rate (1)
			EBITDA multiple (1)
		Type certificate	Discount rate (1)
			EBITDA royalty share (1)
Loans carried at fair value	17	Discounted cash flow	Discount rate (1)
Assets of consolidated VIEs:
Loans receivable at fair value	34	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	3% to 3% (3%) (2)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of December 31, 2025 and 2024:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable		Balance as of
	Assets	Inputs	Inputs		December 31,
In millions	(Level 1)	(Level 2)	(Level 3)		2025
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$473	$-	$-		$473
State and municipal bonds	-	100	-		100
Foreign governments	-	5	-		5
Corporate obligations	-	415	18	(1)	433
Mortgage-backed securities:
Residential mortgage-backed agency	-	117	-		117
Residential mortgage-backed non-agency	-	21	-		21
Commercial mortgage-backed	-	18	-		18
Asset-backed securities:
Collateralized debt obligations	-	49	-		49
Other asset-backed	-	252	-		252
Total fixed-maturity investments	473	977	18		1,468
Money market securities	109	-	-		109
Equity investments	47	7	33		97	(2)
Cash and cash equivalents	69	-	-		69
Assets of consolidated VIEs:
Cash	2	-	-		2
Loans receivable at fair value:
Residential loans receivable	-	-	34		34
Total assets	$700	$984	$85		$1,779
Liabilities:
Medium-term notes	$-	$-	$46		$46
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	25		25
Currency derivatives	-	-	12		12
Total liabilities	$-	$-	$83		$83

(1) - Includes loans carried at fair value of $17 million.

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

Level 3 assets at fair value as of December 31, 2025 and 2024 represented approximately 5% of total assets measured at fair value. Level 3 liabilities at fair value as of December 31, 2025 and 2024 represented approximately 100% and 99%, respectively, of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of December 31, 2025 and 2024. The majority of the financial assets and liabilities for which the Company requires fair value reporting or disclosures are valued based on the Company’s or a third party’s estimate of discounted cash flows or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	December 31,	December 31,
In millions	(Level 1)	(Level 2)	(Level 3)	2025	2025
Assets:
Other investments	$-	$-	$1	$1	$1
Total assets	$-	$-	$1	$1	$1
Liabilities:
Long-term debt	$-	$242	$-	$242	$2,843
Medium-term notes	-	-	275	275	424	(1)
Investment agreements	-	-	187	187	174
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	7	7	7
Total liabilities	$-	$242	$469	$711	$3,448
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$817	$817	$583
Ceded recoverable (liability)	-	-	19	19	16

(1) - The carry value includes complex interest calculations for an MTN feature that is accounted for as a separate derivative and reported together with the host contract. As of December 31, 2025, the Company had an embedded derivative liability of $1 million.

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

(1) - The carry value includes complex interest calculations for an MTN feature that is accounted for as a separate derivative and reported together with the host contract. As of December 31, 2024, the Company had an embedded derivative liability of $2 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2025 and 2024:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Year Ended December 31, 2025

												Change in	Change in
												Unrealized	Unrealized
												Gains	Gains
												(Losses) for	(Losses) for
												the Period	the Period
												Included in	Included in
		Total										Earnings for	OCI for
		Gains /	Unrealized									Assets	Assets
		(Losses)	Gains /									still held	still held
	Balance	Included	(Losses)					Transfers	Transfers			as of	as of
	Beginning	in	Included					into	out of	Ending		December 31,	December 31,
In millions	of Year	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance		2025	2025(1)
Assets:
Corporate obligations	$16	$(1)	$-	$3	$-	$-	$-	$-	$-	$18	(3)	$(1)	$-
Equity investments	52	(19)	-	-	-	-	-	-	-	33		(19)	-
Assets of consolidated VIEs:
Loans receivable - residential	28	10	-	-	-	(4)	-	-	-	34		7	-
Total assets	$96	$(10)	$-	$3	$-	$(4)	$-	$-	$-	$85		$(13)	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses								still held	still held
	Balance,	Included	Included in					Transfers	Transfers		as of	as of
	Beginning	in	Credit Risk					into	out of	Ending	December 31,	December 31,
In millions	of Year	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2025	2025(2)
Liabilities:
Medium-term notes	$35	$3	$8	$-	$-	$-	$-	$-	$-	$46	$3	$8
Liabilities of consolidated VIEs:
VIE notes	31	4	-	-	-	(10)	-	-	-	25	1	-
Currency derivatives	6	6	-	-	-	-	-	-	-	12	6	-
Total liabilities	$72	$13	$8	$-	$-	$(10)	$-	$-	$-	$83	$10	$8

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

(3) - Includes loans carried at fair value of $17 million.

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

For the year ended December 31, 2024, sales include the impact of the deconsolidation of VIEs. Refer to “Note 4: Variable Interest Entities” for additional information about the deconsolidation of VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

Gains and losses (realized and unrealized) included in earnings relating to Level 3 assets and liabilities for the years ended December 31, 2025, 2024 and 2023 are reported on the Company’s consolidated statements of operations as follows:

				Change in Unrealized Gains (Losses)
				for the Period Included in Earnings
	Total Gains (Losses)			for Assets and Liabilities still
In millions	Included in Earnings			held as of December 31,
	2025	2024	2023	2025	2024	2023
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$(23)	$(54)	$(12)	$(23)	$(52)	$(12)
Revenues of consolidated VIEs (1)	-	(36)	(62)	-	2	(10)
Total	$(23)	$(90)	$(74)	$(23)	$(50)	$(22)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

Derivative Instruments

The Company's derivatives are comprised of insured swaps, primarily consisting of insured interest rate swaps and inflation-linked swaps related to its insured debt issuance, embedded derivatives containing the complex interest rate calculations and a cross currency swap entered into by a consolidated VIE. The following table presents the effect of derivative instruments on the Company's consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023:

In millions
Derivatives Not Designated		Years Ended December 31,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2025	2024	2023
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$1	$-	$13
Currency swaps-VIE	Net gains (losses) on financial instruments at fair value and foreign exchange-VIE	(6)	8	(7)
Total		$(5)	$8	$6

Fair Value Option

The Company elected to record at fair value certain financial instruments, including certain equity investments and financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 7: Fair Value of Financial Instruments (continued)

The following table presents the gains and (losses) included in the Company's consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 for financial instruments for which the fair value option was elected:

	Years Ended December 31,
In millions	2025	2024	2023
Investments carried at fair value (1)	$(19)	$(55)	$1
Fixed-maturity securities held at fair value-VIE (2)	-	(1)	(4)
Loans receivable and other instruments at fair value:
Residential mortgage loans (2)	10	(4)	(33)
Other assets-VIE (2)	-	-	4
Medium-term notes (1)	(3)	4	(5)
Variable interest entity notes (2)	(4)	(40)	(25)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange" on the Company's consolidated statements of operations.

(2) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of December 31, 2025 and 2024, for loans and notes for which the fair value option was elected:

	As of December 31, 2025			As of December 31, 2024
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$12	$12	$-	$12	$12	$-
Residential mortgage loans (90 days or more past due)	55	22	33	48	16	32
Corporate loans - current	19	17	2	16	15	1
Total loans receivable at fair value	$86	$51	$35	$76	$43	$33
Variable interest entity notes	$39	$25	$14	$45	$31	$14
Medium-term notes	$59	$46	$13	$52	$35	$17

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

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of December 31, 2025 and 2024, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were gains of $19 million and $27 million, respectively, reported in AOCI on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities. During the years ended December 31, 2024 and 2023, the portions of instrument-specific credit risk included in AOCI that were recognized in earnings due to settlement of liabilities were losses of $28 million and $45 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments

Investments, excluding equity instruments and those elected under the fair value option, primarily consist of debt instruments classified as AFS.

The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of December 31, 2025 and 2024:

	December 31, 2025
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$478	$-	$-	$(10)	$468
State and municipal bonds	106	-	3	(8)	101
Foreign governments	7	-	-	(2)	5
Corporate obligations	462	-	1	(96)	367
Mortgage-backed securities:
Residential mortgage-backed agency	125	-	-	(11)	114
Residential mortgage-backed non-agency	17	-	-	(1)	16
Commercial mortgage-backed	10	-	-	-	10
Asset-backed securities:
Collateralized debt obligations	30	-	1	-	31
Other asset-backed	229	-	2	(1)	230
Total AFS investments	$1,464	$-	$7	$(129)	$1,342

	December 31, 2024
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$500	$-	$-	$(19)	$481
State and municipal bonds	110	-	2	(11)	101
Foreign governments	12	-	-	(2)	10
Corporate obligations	496	-	1	(106)	391
Mortgage-backed securities:
Residential mortgage-backed agency	127	-	-	(16)	111
Residential mortgage-backed non-agency	36	-	1	(5)	32
Commercial mortgage-backed	7	-	-	-	7
Asset-backed securities:
Collateralized debt obligations	71	-	1	-	72
Other asset-backed	32	-	-	(1)	31
Total AFS investments	$1,391	$-	$5	$(160)	$1,236

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of December 31, 2025. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
	Net
	Amortized	Fair
In millions	Cost	Value
Due in one year or less	$395	$395
Due after one year through five years	97	98
Due after five years through ten years	183	168
Due after ten years	378	280
Mortgage-backed and asset-backed	411	401
Total fixed-maturity investments	$1,464	$1,342

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of December 31, 2025 and 2024 was $11 million. These deposits are required to comply with state insurance laws.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of December 31, 2025 and 2024, the fair value of securities pledged as collateral for these investment agreements were $183 million and $213 million, respectively. The Company’s collateral as of December 31, 2025 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.

Impaired Investments

The following tables present the non-credit related gross unrealized losses related to AFS investments as of December 31, 2025 and 2024:

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$2	$-	$122	$(10)	$124	$(10)
State and municipal bonds	4	-	63	(8)	67	(8)
Foreign governments	-	-	5	(2)	5	(2)
Corporate obligations	9	(2)	283	(94)	292	(96)
Mortgage-backed securities:
Residential mortgage-backed agency	5	-	90	(11)	95	(11)
Residential mortgage-backed non-agency	5	-	5	(1)	10	(1)
Commercial mortgage-backed	-	-	3	-	3	-
Asset-backed securities:
Collateralized debt obligations	8	-	-	-	8	-
Other asset-backed	20	-	22	(1)	42	(1)
Total AFS investments	$53	$(2)	$593	$(127)	$646	$(129)

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

Gross unrealized losses on AFS investments decreased as of December 31, 2025 compared with December 31, 2024 primarily due to lower interest rates and tighter credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of December 31, 2025 and 2024 was 14 and 15 years, respectively. As of December 31, 2025 and 2024, there were 247 and 366 securities, respectively, that were in an unrealized loss position for a continuous twelve- month period or longer, of which, fair values of 200 and 318 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of December 31, 2025:

	AFS Securities
Percentage of Fair Value	Number of	Book Value	Fair Value
Below Book Value	Securities	(in millions)	(in millions)
> 5% to 15%	91	$273	$247
> 15% to 25%	49	81	65
> 25% to 50%	58	221	139
> 50%	2	-	-
Total	200	$575	$451

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8: Investments (continued)

As of December 31, 2025, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of December 31, 2025 that would require the sale of impaired securities. Impaired securities that the Company intends to sell before the expected recovery of such securities' fair values have been written down to fair value. For the year ended December 31, 2023, the impairment loss due to the intent to sell securities in an unrealized position was $8 million and reported within "Other net realized gains (losses)" on the Company's consolidated statement of operations.

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

The following table provides information about securities held by the Company as of December 31, 2025 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of December 31, 2025.

		Unrealized	Insurance Loss
In millions	Fair Value	Loss	Reserve (1)
Asset-backed	$17	$(1)	$19
Corporate obligations	80	(47)	-
Total	$97	$(48)	$19

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of Available-for-Sale Investments

The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
In millions	2025	2024	2023
Proceeds from sales	$126	$115	$943
Gross realized gains	$1	$1	$4
Gross realized losses	$(7)	$(4)	$(79)

Equity and Trading Investments

Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
In millions	2025	2024	2023
Net gains (losses) recognized during the period on equity and trading securities	$(14)	$(50)	$(2)
Less:
Net gains (losses) recognized during the period on equity and trading securities sold during the period	3	-	-
Unrealized gains (losses) recognized during the period on equity and trading securities still held at the reporting date	$(17)	$(50)	$(2)

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Debt

Long-Term Debt

The Company’s long-term debt consists of notes and debentures including accrued interest as follows:

	As of December 31,
In millions	2025	2024
7.000% Debentures due 2025	$—	$45
7.150% Debentures due 2027	95	95
6.625% Debentures due 2028	112	112
5.700% Senior Notes due 2034 (1)	21	21
Surplus Notes due 2033 (2)	940	940
Accrued interest	1,681	1,535
Debt issuance costs	(6)	(7)
Total	$2,843	$2,741

(1) - Callable anytime at the greater of par or the present value of the remaining scheduled payments of principal and interest.

(2) - Contractual interest rate is based on three-month SOFR plus 11.52161% at each future reset date.

As of December 31, 2025 and 2024, National owned $308 million principal amount of MBIA Inc. 5.700% Senior Notes due 2034 and MBIA Corp. owned $29 million principal amount of MBIA Inc. 6.625% Debentures due 2028; and MBIA Inc., through its corporate segment, owned $13 million of MBIA Corp. surplus notes. These amounts are eliminated in the Company's consolidated financial statements.

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

The aggregate maturities of principal payments of long-term debt obligations in each of the next five years ending December 31, and thereafter, are as follows:

In millions	2026	2027	2028	2029	2030	Thereafter	Total
Corporate debt	$—	$95	$112	$—	$—	$21	$228
Surplus Notes due 2033	—	—	—	—	—	940	940
Total debt obligations due	$—	$95	$112	$—	$—	$961	$1,168

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Debt (continued)

Investment agreements have been issued with fixed interest rates in U.S. dollars. As of December 31, 2025 and 2024, the annual interest rates on these agreements ranged from 4.88% to 6.88% and 4.78% to 6.88%, respectively, and the weighted average interest rates were 6.01%. Expected principal payments due under investment agreements in each of the next five years ending December 31, and thereafter, based upon contractual maturity dates, are as follows:

Principal
In millions	Amount
Maturity date:
2026	$59
2027	29
2028	29
2029	—
2030	—
Thereafter (through 2037)	63
Total expected principal payments (1)	$180
Less discount (2)	6
Total	$174

(1)- Amounts reflect principal due at maturity for investment agreements issued at a discount.

(2)- Discount is net of carrying amount adjustment of $2 million and accrued interest adjustment of $3 million.

Medium-Term Notes

MTNs have been issued with fixed or floating interest rates in U.S. dollars or Euros. Floating rates on Euro-denominated MTNs are floored at 0% when the actual floating rates become negative. As of December 31, 2025 and 2024, the interest rates of the MTNs ranged from 2.50% to 5.90% and the weighted average interest rates were 5.15% and 5.17%, respectively. Expected principal payments due under MTN obligations in each of the next five years ending December 31, and thereafter, based upon contractual maturity dates, are as follows:

Principal
In millions	Amount
Maturity date:
2026	$—
2027	2
2028	30
2029	—
2030	—
Thereafter (through 2035)	578
Total expected principal payments (1)	$610
Less discount (2)	138
Total	$472

(1)- Amounts reflect principal due at maturity for notes issued at a discount.

(2)- Discount is net of carrying amount and market value adjustments of $9 million and accrued interest adjustment of $4 million.

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

As of December 31, 2025 and 2024, the aggregate unpaid contractual principal of consolidated VIE notes were $39 million and $45 million, respectively. As of December 31, 2025 and 2024, the unpaid contractual principal of MBIA-insured consolidated VIE notes were $28 million and $36 million, respectively. Refer to “Note 7: Fair Value of Financial Instruments” for information about the fair values of consolidated VIE notes.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9: Debt (continued)

Expected principal payments due under MBIA-insured consolidated VIE notes in each of the next five years ending December 31, and thereafter, based upon expected contractual maturity dates, are as follows:

Insured
Principal
In millions	Amount
Maturity date:
2026	$5
2027	7
2028	7
2029	4
2030	2
Thereafter (through 2035)	3
Total	$28

Following the creation of a litigation trust established to liquidate the Zohar Collateral pursuant to a plan of liquidation that became effective in August of 2022, certain lenders agreed to make term loans to fund the trust that the Company consolidates as a VIE, in an aggregate amount not to exceed the commitment amount. These loans constitute a joint and several liability of the trust and its co-obligors. Loans made to the trust bear interest at 18% per annum, mature on August 2, 2027, and can be prepaid at any time in part or in whole, in some cases subject to certain fees. Accrued interest due on the interest payment date is capitalized and added to the outstanding principal in lieu of cash payment. Loans are secured by recoveries from the litigation claims transferred into the trust. Proceeds received from the settlement of the litigation claims are first applied to the outstanding loan balances and, to the extent of any excess, distributed to the trust beneficiaries or used to permanently reduce the unused commitment amounts. During 2025, the Company recognized a $7 million gain related to the partial extinguishment of this joint and several liability, which was paid down from proceeds received by a third-party co-obligor. As of December 31, 2025 and 2024, the outstanding principal balance was $6 million and $12 million, respectively. As of December 31, 2025, there was no unused commitment amount available to the litigation trust.

Note 10: Income Taxes

Income (loss) from continuing operations before income taxes consisted of:

	Years Ended December 31,
In millions	2025	2024	2023
Domestic	$(181)	$(441)	$(484)
Foreign	-	-	-
Income (loss) from continuing operations before income taxes	$(181)	$(441)	$(484)

The Company files a consolidated tax return that includes all of its U.S. subsidiaries and foreign branches. The Company also filed tax returns in Mexico and in various state and local jurisdictions. Income tax expense (benefit) on income (loss) and shareholder's equity, net of changes in the Company's valuation allowance, was not material for the years ended December 31, 2025, 2024, and 2023 and did not have any material impact on the Company's financial results.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Income Taxes (continued)

A reconciliation of the U.S. federal statutory tax rate to the Company's effective income tax rate for the years ended December 31, 2025, 2024 and 2023 is presented in the following table:

	Years Ended December 31,
	2025		2024		2023
$ In millions	Tax Effected	Rate	Tax Effected	Rate	Tax Effected	Rate
U.S. Federal statutory tax rate	$(38)	21.0%	$(93)	21.0%	$(101)	21.0%

Changes in valuation allowance	33	(18.2)%	88	(19.9)%	95	(19.7)%
Non-taxable or non-deductible items:
Executive compensation	4	(2.2)%	2	(0.5)%	5	(1.1)%
Share-based compensation	(2)	1.1%	-	0.0%	-	0.0%
GAAP-only gains/losses	2	(1.1)%	2	(0.4)%	-	0.0%
Other	1	(0.6)%	-	0.0%	-	0.0%
Other adjustments	-	0.0%	1	(0.2)%	1	(0.2)%
Effective tax rate	$-	0.0%	$-	0.0%	$-	0.0%

Deferred Tax Asset, Net of Valuation Allowance

The tax effects of temporary differences that give rise to deferred tax assets and liabilities as of December 31, 2025 and 2024 are presented in the following table:

	As of
In millions	December 31, 2025	December 31, 2024
Deferred tax liabilities:
Unearned premium revenue	$28	$30
Deferred acquisition costs	5	6
Net gains on financial instruments at fair value and foreign exchange	31	32
Net deferred taxes on VIEs	2	2
Total gross deferred tax liabilities	66	70

Deferred tax assets:
Compensation and employee benefits	7	4
Accrued interest	357	326
Loss and loss adjustment expense reserves	33	40
Net operating loss	911	918
Foreign tax credits	55	55
Capital loss carryforward	53	51
Net unrealized gains and losses in accumulated other comprehensive income	21	27
Other	38	29
Total gross deferred tax assets	1,475	1,450
Valuation allowance	1,409	1,380
Net deferred tax asset	$-	$-

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10: Income Taxes (continued)

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.4 billion as of December 31, 2025 and 2024. The Company will continue to analyze the valuation allowance on a quarterly basis.

Net operating losses (“NOLs”) of property and casualty insurance companies are permitted to be carried back two years and carried forward 20 years. NOLs of property and casualty insurance companies are not subject to the 80 percent taxable income limitation and indefinite lived carryforward period required by the Tax Cuts and Jobs Act applicable to general corporate NOLs.

Federal income tax returns through 2011 have been examined or surveyed. As of December 31, 2025, the Company’s NOL is approximately $4.3 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2026 through 2044. As of December 31, 2025, the Company has a foreign tax credit carryforward of $55 million, which will expire between tax years 2026 through 2033.

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

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law and includes permanent extensions, with certain updates, of several individual, business, and international tax measures originally established under the 2017 Tax Cuts and Jobs Act and set to change at the end of 2025. The OBBBA did not have a material impact on the Company’s financial results.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 11: Business Segments (continued)

The following tables provide the Company’s segment results for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$56	$24	$19	$-		$99
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(2)	(28)	-		(29)
Revenues of consolidated VIEs	-	-	10	-		10
Inter-segment revenues (2)	26	47	6	(79)		-
Total revenues (3)	83	69	7	(79)		80
Losses and loss adjustment	(33)	-	13	-		(20)
Compensation and benefits	-	44	-	-		44
Interest	-	69	150	(23)		196
Inter-segment service charge	31	-	14	(45)		-
Other segment items (4)	12	16	24	(11)		41
Total expenses	10	129	201	(79)		261
Income (loss) from continuing operations before income taxes	$73	$(60)	$(194)	$-		$(181)
Total assets per reportable segment	$1,475	$653	$668	$(791)	(5)	$2,005
Assets held for sale						8
Total assets						$2,013

(1) - Consists primarily of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income.

(3) - Includes net investment income of $60 million, $26 million, $11 million, and ($24) million for the U.S. Public Finance, Corporate, International and Structured Finance, and Eliminations segments, respectively.

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

	Year Ended December 31, 2024
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

c. International and Structured Finance Insurance - expenses of consolidated VIEs, amortization of DAC, professional service fees and other operating expenses, and

d. Elimination - inter-segment amortization of DAC and inter-segment occupancy costs.

(5) - Consists principally of intercompany reinsurance balances.

Net premiums earned reported within the Company’s insurance segments are generated within and outside the U.S. The following table summarizes net premiums earned by geographic location for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
In millions	2025	2024	2023
Net premiums earned:
United States	$24	$29	$29
Other	6	7	8
Total	$30	$36	$37

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

As of December 31, 2025, the Company's insurance in force had an expected maturity through 2058. The distribution of MBIA Corp.’s and National’s combined insurance in force by geographic location, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, is presented in the following table:

	As of December 31,
$ in billions	2025		2024
		% of		% of
	Insurance	Insurance	Insurance	Insurance
Geographic Location	in Force	in Force	in Force	in Force
California	$10.8	22.2%	$12.1	22.3%
Illinois	5.5	11.4%	6.0	11.0%
New Jersey	3.5	7.2%	3.8	7.0%
Hawaii	3.4	7.0%	3.5	6.5%
Virginia	3.0	6.3%	3.2	6.0%
Texas	1.8	3.8%	2.0	3.7%
Colorado	1.4	2.8%	1.6	2.9%
Oregon	1.1	2.2%	1.4	2.5%
New York	1.0	2.1%	1.1	2.1%
Georgia	1.0	2.0%	1.2	2.2%
Subtotal	32.5	67.0%	35.9	66.2%
Nationally Diversified	5.8	12.1%	6.3	11.5%
Other states	8.3	17.2%	10.1	18.5%
Total United States	46.6	96.3%	52.3	96.2%
Internationally Diversified	0.1	0.2%	0.2	0.4%
Country specific	1.7	3.5%	1.8	3.4%
Total non-United States	1.8	3.7%	2.0	3.8%
Total	$48.4	100.0%	$54.3	100.0%

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12: Insurance in Force (continued)

The insurance in force and insured gross par outstanding by type of bond, excluding financial obligations guaranteed by MBIA Corp. on behalf of affiliated companies, are presented in the following table:

	As of December 31,
$ in billions	2025		2024
	Insurance	Gross Par	Insurance	Gross Par
Bond type	in Force	Amount	in Force	Amount
Global public finance - United States:
General obligation (1)	$12.5	$6.0	$14.6	$7.0
Military housing	12.2	6.3	12.7	6.5
Tax-backed	8.4	3.2	9.8	4.2
Transportation	5.6	1.8	6.1	1.9
Municipal utilities	4.8	3.5	5.4	3.9
Higher education	0.7	0.5	0.8	0.6
General obligation - lease	0.7	0.5	0.8	0.5
Health care	0.4	0.2	0.6	0.4
Investor-owned utilities (2)	0.3	0.3	0.4	0.3
Total United States	45.6	22.3	51.2	25.3
Global public finance - non-United States:
Sovereign-related and sub-sovereign (3)	1.1	0.8	1.1	0.9
Transportation	0.2	0.2	0.3	0.2
Other (4)	0.1	0.1	0.1	0.1
Total non-United States	1.4	1.1	1.5	1.2
Total global public finance	47.0	23.4	52.7	26.5

Global structured finance:
Mortgage-backed residential	0.7	0.5	0.8	0.5
Mortgage-backed commercial	0.3	0.2	0.3	0.1
Corporate asset-backed	0.3	0.2	0.4	0.4
Consumer asset-backed	0.1	0.1	0.1	0.1
Total global structured finance	1.4	1.0	1.6	1.1
Total	$48.4	$24.4	$54.3	$27.6

(1) - Includes general obligation unlimited and limited (property) tax bonds, general fund obligation bonds and pension obligation bonds of states, cities, counties, schools and special districts.

(2) - Includes investor-owned utilities, industrial development and pollution control revenue bonds.

(3) - Includes regions, departments or their equivalent in each jurisdiction as well as sovereign owned entities that are supported by a sovereign state, region or department.

(4) - Includes municipal owned entities backed by sponsoring local government, tax backed and utility transactions.

Affiliated Financial Obligations Insured by MBIA Corp.

Investment agreement contracts and MTNs issued by the Company’s corporate segment are not included in the previous tables. If MBIA Inc. or these subsidiaries were to have insufficient assets to pay amounts due, MBIA Corp. would be obligated to make such payments under its insurance policies. As of December 31, 2025, the maximum amount of future payments that MBIA Corp. could be required to make under these guarantees is $0.9 billion. These guarantees, which mature through 2037, were entered into on an arm’s length basis. MBIA Corp. has both direct recourse provisions and subrogation rights in these transactions. If MBIA Corp. is required to make a payment under any of these affiliate guarantees, it would have the right to seek reimbursement from such affiliate and to liquidate any collateral to recover amounts paid under the guarantee.

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

MBIA requires certain unauthorized reinsurers to establish trust accounts or maintain amounts on deposit to cover liabilities ceded to such reinsurers under reinsurance contracts. The Company remains liable on a primary basis for all reinsured risk. MBIA believes that its reinsurers remain capable of meeting their obligations, although, there can be no assurance of such in the future.

In addition, MBIA Corp. and National are parties to a reinsurance agreement pursuant to which National reinsures certain U.S. public finance guarantee policies originally written by MBIA Corp. If a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments.

As of December 31, 2025 and 2024, the aggregate amount of insurance in force ceded by MBIA to third-party reinsurers was $1.2 billion and $1.5 billion, respectively. As of December 31, 2025 and 2024, the aggregate amount of insured par outstanding ceded by MBIA to third-party reinsurers was $504 million and $671, respectively. As of December 31, 2025, $417 million of the ceded par outstanding was ceded from the Company’s U.S. public finance insurance segment and $87 million was ceded from the Company’s international and structured finance insurance segment. The following table presents information about the Company’s reinsured exposure as of December 31, 2025:

In millions

Reinsurers	Standard & Poor's Rating (Status)	Moody's Rating (Status)	Ceded Par Outstanding	Trust Accounts/Amounts on Deposit	Reinsurance Recoverable/(Payable), Net(1)
Assured Guaranty Re Ltd.	AA	WR(2)	$256	$18	$13
	(Stable Outlook)
Assured Guaranty Inc.	AA	A1	243	-	-
	(Stable Outlook)	(Stable Outlook)
Others	A or above	WR(2) or above	5	-	-
Total			$504	$18	$13

(1) - Total reinsurance recoverable/(payable) is primarily related to recoverables on paid and unpaid losses net of paid and unpaid salvage due to reinsurers.

(2) - Represents a withdrawal of ratings.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance Regulations and Dividends

National and MBIA Insurance Corporation are subject to insurance regulations and supervision of the State of New York (their state of domicile) and all U.S. and non-U.S. jurisdictions in which they are licensed to conduct insurance business. In order to maintain their New York State financial guarantee insurance license, National and MBIA Insurance Corporation are required to maintain a minimum of $65 million of policyholders’ surplus. MBIA Mexico was regulated by the Comisión Nacional de Seguros y Fianzas in Mexico and was dissolved during 2025. The extent of insurance regulation and supervision varies by jurisdiction, but New York and most other jurisdictions have laws and regulations prescribing minimum standards of solvency and business conduct, which must be maintained by insurance companies. Among other things, these laws prescribe permitted classes and concentrations of investments and limit both the aggregate and individual securities risks that National and MBIA Insurance Corporation may insure on a net basis based on the type of obligations insured. In addition, some insurance laws and regulations require the approval or filing of policy forms and rates. National and MBIA Insurance Corporation are required to file detailed annual financial statements with the NYSDFS. The operations and accounts of National and MBIA Insurance Corporation are subject to examination by regulatory agencies at regular intervals.

Statutory Capital and Regulations

National

For 2025, 2024 and 2023, National had statutory net income of $88 million and statutory net losses of $133 million and $142 million, respectively. As of December 31, 2025, National’s statutory capital was $937 million, consisting of policyholders’ surplus of $656 million and contingency reserves of $281 million. As of December 31, 2024, National had statutory capital of $912 million.

As of December 31, 2025, National was in compliance with its aggregate risk limits under NYIL, but was not in compliance with certain of its single risk limits.

MBIA Insurance Corporation

For 2025, 2024 and 2023, MBIA Insurance Corporation had statutory net losses of $26 million, $64 million and $28 million, respectively. As of December 31, 2025, MBIA Insurance Corporation’s statutory capital was $79 million, consisting of policyholders’ surplus of $74 million and contingency reserves of $5 million. As of December 31, 2024, MBIA Insurance Corporation had statutory capital of $88 million. MBIA Insurance Corporation’s policyholders’ surplus as of December 31, 2025 and 2024 included negative unassigned surplus of $2.0 billion and $1.9 billion, respectively. MBIA Insurance Corporation’s policyholders’ surplus may be further negatively impacted if future additional insured losses are incurred.

As of December 31, 2025, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits.

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

During 2025 and 2024, National declared and paid as-of-right dividends of $63 million and $69 million, respectively, to its ultimate parent, MBIA Inc.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13: Insurance Regulations and Dividends (continued)

During 2025, MBIA Insurance Corporation did not declare or pay any dividends to MBIA Inc. or the holders of its preferred stock. MBIA Insurance Corporation is currently unable to pay dividends, including those related to its preferred stock, as a result of its earned surplus deficit as of December 31, 2025, and is not expected to have any statutory capacity to pay dividends in the near term. Additionally, as a result of MBIA Insurance Corporation obtaining approval from the NYSDFS to release excess contingency reserves in previous periods, MBIA Insurance Corporation agreed that it would not pay any dividends without prior approval from the NYSDFS.

Note 14: Benefit Plans

Long-term Incentive Plans

Plan Description

The Company maintains the Amended and Restated MBIA Inc. Omnibus Incentive Plan (the “Omnibus Plan”), which was originally effective upon approval by the shareholders of the Company on May 5, 2005, as amended, and has been subsequently amended and restated upon approval by the shareholders in May 2025. Under the Omnibus Plan a maximum of 20,750,000 shares of the Company’s common stock can be used for any type of award including stock options, performance shares, performance units, restricted stock, restricted stock units and dividend equivalents. Any shares issued under the Omnibus Plan in connection with stock options shall be counted against this limit as 1 share covered by such option. For all awards other than stock options, any shares issued shall be counted against this limit as 1.28 shares for every share issued after the May 1, 2012 amendment and two shares for every share issued prior to the May 1, 2012 amendment. In 2025 and 2024, the type of equity awards granted by the Company were time-based restricted stock. In 2023, the Company granted time and performance based restricted stock awards.

Under the restricted stock component of the Omnibus Plan, certain employees and non-employee directors of the Company are granted restricted shares of the Company’s common stock. The employee awards have a restriction period lasting between three to five years depending on the type of award, after which time the awards fully vest. During the vesting period, these shares may not be sold. Restricted stock may be granted to all employees.

There were 3,325,068 shares available for future grants under the Omnibus Plan as of December 31, 2025.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Benefit Plans (continued)

Restricted Stock

The fair value of the restricted shares awarded, net of cancellations, determined on the grant date during 2025 was $4 million and 2024 was $5 million, respectively. The amount of unearned compensation, net of estimated forfeitures, was $2 million as of December 31, 2025, which is expected to be recognized as expense over a weighted average period of 1.92 years. Unearned compensation is amortized to expense over the appropriate vesting period.

In connection with the MBIA Inc. dividend payment to shareholders in 2023, payments to restricted stockholders was considered a modification of the original restricted stock awards since the dividend payment was required to be made to restricted stockholders. There was no additional compensation expense recognized on the restricted stock awards as a result of the dividend payment, since the fair value of the awards immediately before the modification was the same as the fair value of the awards after the modification, including the cash payment. Therefore, the dividend payment to restricted stockholders was effectively a cash settlement of a portion of the original awards since no future service is required to earn the cash. Since the restricted stock awards were unvested at the modification date, the dividend payment accelerated the recognition of compensation expense by $5 million in 2023 for the portion of the arrangement that was settled.

Compensation expense related to the restricted shares, net of estimated forfeitures, was $4 million, $7 million and $18 million for the years ended December 31, 2025, 2024 and 2023, respectively. There was no tax charge related to the restricted share awards during 2025, 2024 and 2023 after consideration of the Company’s valuation allowance.

A summary of the Company’s restricted shares outstanding as of December 31, 2025, 2024 and 2023, and changes during the years ended on those dates, is presented in the following table:

	Restricted Share Activity
	2025		2024		2023
	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share	Number of Shares	Weighted Average Price Per Share
Outstanding at beginning of year	3,997,476	$9.4675	4,838,270	$9.9295	5,759,505	$9.5583
Granted	817,072	5.0485	793,891	6.4543	519,238	11.6314
Vested	(2,784,391)	9.6484	(1,418,225)	8.6867	(1,440,473)	9.0587
Forfeited	—	—	(216,460)	13.8595	—	—
Outstanding at end of year	2,030,157	$7.4409	3,997,476	$9.4675	4,838,270	$9.9295

Performance Based Awards

During 2023, the Company granted 255,340 restricted shares, respectively, to certain key employees which have a vesting schedule dependent on the achievement of certain stock price targets of the Company. The grants and corresponding compensation expense have been included in the above restricted stock disclosures. As permitted by the accounting guidance for share-based payments, the Company estimates the fair value of awards that contain market performance conditions at the date of grant using a binomial lattice model with a Monte Carlo simulation and recognizes compensation cost over the requisite service period. The binomial lattice model can better incorporate assumptions about a stock price path because the model can accommodate a large number of potential stock prices over the award’s term in comparison to the Black-Scholes model. As of December 31, 2025 and 2023, certain previously awarded grants exceeded the stock price performance target which resulted in issuing additional shares. In 2025 and 2024, restricted shares of 41,307 and 71,193, respectively, representing the dividend value of the above target shares were granted by the Company and will vest on the same vesting schedule as the performance shares. The corresponding issuance of additional shares has been included in the above restricted stock disclosure. As of December 31, 2024, certain previously awarded grants did not meet the stock price performance target. The corresponding cancellation of shares has been included in the above restricted stock disclosures.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14: Benefit Plans (continued)

Deferred Cash Awards

During 2025, the Company granted deferred cash awards for certain employees, primarily executive officers. These awards generally vest over a three year requisite service period and are recognized as compensation expense on a straight-line basis over the vesting term. For certain awards, compensation expense is recognized from the date of grant through the retirement eligible date. For the year ended December 31, 2025, the Company recognized $4 million in compensation expense related to these awards. As of December 31, 2025, the total accrued liability related to these awards was $4 million.

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

Expenses related to these plans for each of the years ended December 31, 2025, 2024 and 2023 were $2 million.

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

The following table presents the computation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
In millions except per share amounts	2025	2024	2023
Basic and diluted earnings per share:
Net income (loss) from continuing operations available to common shareholders	$(181)	$(441)	$(484)
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	(6)	-	-
Net income (loss) from continuing operations attributable to MBIA Inc.	(175)	441	484
Income (loss) from discontinued operations, net of income taxes	(2)	(3)	(3)
Less: Net income (loss) from discontinued operations attributable to noncontrolling interests	-	3	4
Net income (loss) from discontinued operations attributable to MBIA Inc.	(2)	(6)	(7)
Net income (loss) attributable to MBIA Inc.	$(177)	$435	$477
Basic and diluted weighted average shares (1)	49.3	47.4	48.2
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted:
Continuing operations	$(3.53)	$(9.31)	$(10.03)
Discontinued operations	(0.05)	(0.12)	(0.15)
Net income (loss) per share attributable to MBIA Inc. - basic and diluted	$(3.58)	$(9.43)	$(10.18)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	0.9	3.2	4.3

(1) - Includes approximately 1 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for each of the years ended December 31, 2025, 2024 and 2023 respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16: Common and Preferred Stock

Common Stock

Share Repurchases

Purchases or repurchases of common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. The Company believes that share purchases or repurchases can be an appropriate deployment of capital in excess of amounts needed to support the Company’s liquidity while maintaining the claims-paying resources of MBIA Corp. and National, as well as other business needs. On May 3, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company and/or National to purchase up to $100 million of the Company’s shares in open market transactions, in privately negotiated transactions or by any other legal means. During 2025 and 2024, MBIA Inc. or National did not repurchase or purchase any MBIA Inc. common shares. As of December 31, 2025, the remaining authorization under this share repurchase program was $71 million. If applicable, any excise tax on share repurchases is reflected as an additional cost of the shares acquired and is recorded within “Treasury stock, at cost” with a corresponding liability recorded within “Other liabilities” on the Company’s consolidated balance sheets.

Preferred Stock

As of December 31, 2025, MBIA Insurance Corporation had 2,759 shares of preferred stock issued and outstanding with a carrying value of $28 million, including 1,444 shares held by MBIA Inc. that were purchased at a weighted average price of $10,900 per share or 10.9% of face value and 1,315 shares held by unaffiliated investors. During 2025, MBIA Inc. did not repurchase any additional shares.

In accordance with MBIA’s fixed-rate election, the dividend rate on the preferred stock was determined using a fixed-rate equivalent of SOFR plus 2.26161%. Each share of preferred stock has a par value of $1,000 with a liquidation preference of $100,000. The holders of the preferred stock are generally not entitled to any voting rights. Subject to certain requirements, the preferred stock may be redeemed, in whole or in part, at the option of MBIA Corp. at any time or from time to time for cash at a redemption price equal to the liquidation preference per share plus any accrued and unpaid dividends thereon at the date of redemption for the then current dividend period and any previously accumulated dividends payable without interest on such unpaid dividends. As of December 31, 2025 and 2024, there were no dividends declared on the preferred stock. Payment of dividends on MBIA Corp.’s preferred stock is subject to the same restrictions that apply to dividends on common stock under NYIL.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 17: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the years ended December 31, 2025, 2024 and 2023:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Foreign Currency Translation, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, January 1, 2023	$(234)	$(4)	$(45)	$(283)
Other comprehensive income (loss) before reclassifications	33	-	(1)	32
Amounts reclassified from AOCI	67	-	45	112
Net period other comprehensive income (loss)	100	-	44	144
Balance, December 31, 2023	$(134)	$(4)	$(1)	$(139)
Other comprehensive income (loss) before reclassifications	(19)	(1)	-	(20)
Amounts reclassified from AOCI	3	-	28	31
Net period other comprehensive income (loss)	(16)	(1)	28	11
Balance, December 31, 2024	$(150)	$(5)	$27	$(128)
Other comprehensive income (loss) before reclassifications	29	-	(8)	21
Amounts reclassified from AOCI	7	5	-	12
Net period other comprehensive income (loss)	36	5	(8)	33
Balance, December 31, 2025	$(114)	$-	$19	$(95)

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2025, 2024 and 2023:

In millions	Amounts Reclassified from AOCI
	Years Ended December 31,
Details about AOCI Components	2025	2024	2023	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$(7)	$(3)	$(67)	Net realized investment gains (losses)
Foreign currency translation:
Liquidation of MBIA Mexico	(5)	-	-	Net gains (losses) on financial instruments at fair value and foreign exchange
Instrument-specific credit risk of liabilities:
Deconsolidation of VIEs	-	(9)	(20)	Other net realized gains (losses) - VIEs
Settlement of liabilities	-	(19)	(25)	Net gains (losses) on financial instruments at fair value and foreign exchange - VIEs
Total reclassifications for the period	$(12)	$(31)	$(112)	Net income (loss) attributable to MBIA Inc.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18: Commitments and Contingencies (continued)

The following table provides information about the Company’s lease as of December 31, 2025:

$ in millions	As of December 31, 2025	Balance Sheet Location
Right-of-use asset	$2	Other assets
Lease liability	$2	Other liabilities
Weighted average remaining lease term (years)	3.3
Discount rate used for operating leases	9.5%
Total future minimum lease payments	$2

Other Commitment

MBIA Corp. and other non-affiliates agreed to provide a delayed draw term loan commitment to an entity which MBIA Corp. holds as an equity investment. MBIA Corp.'s maximum commitment to this loan is approximately $15 million which was fully drawn and outstanding as of December 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this report.

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

Management has assessed the effectiveness of MBIA Inc.’s internal control over financial reporting as of December 31, 2025. In making its assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8, “Financial Statements.”

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter covered by this annual report that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter of 2025.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors will be set forth under “Proposals for Shareholder Approval Recommended by the Board—Proposal 1: Election of Directors” and “Board of Directors Corporate Governance—The Board of Directors and its Committees” in the Company’s Proxy Statement to be filed within 120 days of the end of our fiscal year ended December 31, 2025 (the “Proxy Statement”) and is incorporated by reference.

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

The Company has adopted an insider trading policy governing the purchase, sale and other dispositions of its securities by directors, officers and certain other insiders that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. A copy of this policy is incorporated by reference in this Annual Report on Form 10-K as Exhibit 19.1.

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

The following table provides information as of December 31, 2025, regarding securities authorized for issuance under our equity compensation plans. All outstanding awards relate to our common stock. For additional information about our equity compensation plans refer to “Note 14: Benefit Plans” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

	(a)	(b)	(c)
Number of
securities
remaining
	Number of		available for
	securities	Weighted	future issuance
	to be issued	average	under equity
	upon exercise	exercise price	compensation
	of outstanding	of outstanding	plans (excluding
	options,	options,	securities
	warrants	warrants	reflected
Plan category	and rights (1)	and rights	in column (a)) (2)
Equity compensation plans approved by security holders	12,912	$13.22	3,482,929
Equity compensation plans not approved by security holders	—	—	—
Total	12,912	13.22	3,482,929

(1) - Represents phantom shares granted under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

(2) - Includes 3,325,068 shares of common stock available for future grants under the Amended and Restated MBIA Inc. Omnibus Incentive Plan and 157,861 shares of common stock available for future grants under the Deferred Compensation and Stock Ownership Plan for Non-Employee Directors.

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
Financial Statements and Financial Statement Schedules and Exhibits

1. Financial Statements

The following financial statements of MBIA Inc. have been included in Part II, Item 8 hereof:

Report of Independent Registered Public Accounting Firm.

Consolidated balance sheets as of December 31, 2025 and 2024.

Consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023.

Consolidated statements of comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023.

Consolidated statements of changes in shareholders’ equity for the years ended December 31, 2025, 2024 and 2023.

Consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023.

Notes to consolidated financial statements.

2. Financial Statement Schedules

The following financial statement schedules are filed as part of this Annual Report on Form 10-K.

Schedule	Title
I	Summary of investments, other than investments in related parties, as of December 31, 2025.
II	Condensed financial information of Registrant:
Condensed balance sheets as of December 31, 2025 and 2024.
Condensed statements of operations for the years ended December 31, 2025, 2024 and 2023.
Condensed statements of cash flows for the years ended December 31, 2025, 2024 and 2023.
Notes to condensed financial statements.
IV	Reinsurance for the years ended December 31, 2025, 2024 and 2023.

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

4. Instruments Defining the Rights of Security Holders, including Indentures.

4.1. Indenture, dated as of August 1, 1990, between MBIA Inc. and The First National Bank of Chicago, Trustee, incorporated by reference to Exhibit 10.72 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as amended by the First Supplemental Indenture, dated as of August 22, 2002, between MBIA Inc. and Bank One Trust Company, N.A., as Trustee, as amended by the Second Supplemental Indenture, dated as of November 21, 2012, between MBIA Inc. and The Bank of New York Mellon, as Trustee, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 26, 2012, in connection with the $100,000,000 7.15% Debenture due 2027, incorporated by reference to Item 5 to the Company’s Current Report on Form 8-K filed on July 10, 1997, and in connection with the $150,000,000 6.625% Debenture due 2028, incorporated by reference to Exhibit 1.01 to the Company’s Current Report on Form 8-K filed on September 24, 1998.

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

10.2. Amended and Restated MBIA Inc. Omnibus Incentive Plan, as amended through May 6, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed on May 15, 2025.

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

19.1. MBIA Inc. Insider Trading Policy, incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Signature	Title	Date

/s/ William C. Fallon	Director and Chief Executive Officer	February 26, 2026
William C. Fallon

/s/ Joseph R. Schachinger	Chief Financial Officer	February 26, 2026
Joseph R. Schachinger

/s/ Shengying Yu	Assistant Vice President and Controller (Chief	February 26, 2026
Shengying Yu	Accounting Officer)

/s/ Steven J. Gilbert	Chairman and Director	February 26, 2026
Steven J. Gilbert

/s/ Diane Dewbrey	Director	February 26, 2026
Diane Dewbrey

/s/ Janice L. Innis-Thompson	Director	February 26, 2026
Janice L. Innis-Thompson

/s/ Theodore Shasta	Director	February 26, 2026
Theodore Shasta

/s/ Richard C. Vaughan	Director	February 26, 2026
Richard C. Vaughan

SCHEDULE I

MBIA INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS, OTHER THAN INVESTMENTS IN RELATED PARTIES

December 31, 2025

(In millions)

	December 31, 2025
			Amount at
			which shown
			in the
Type of investment	Cost	Fair Value	balance sheet
Available-for-sale:
U.S. Treasury and government agency	$178	$168	$168
State and municipal bonds	106	101	101
Foreign governments	7	5	5
Corporate obligations	462	367	367
Mortgage-backed securities:
Residential mortgage-backed agency	125	114	114
Residential mortgage-backed non-agency	17	16	16
Commercial mortgage-backed	10	10	10
Asset-backed securities:
Collateralized debt obligations	30	31	31
Other asset-backed	229	230	230
Total long-term available-for-sale	1,164	1,042	1,042
Short-term available-for-sale	300	300	300
Total available-for-sale	1,464	1,342	1,342
Investments at fair value	387	332	332
Other investments	1	1	1
Total investments	$1,852	$1,675	$1,675
Assets of consolidated variable interest entities:
Loans receivable	$41	$34	$34
Total investments of consolidated variable interest entities	$41	$34	$34

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED BALANCE SHEETS

(In millions except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $228 and $120)	$226	$114
Short-term investments, at fair value (amortized cost $278 and $445)	278	445
Total investments	504	559
Cash and cash equivalents	34	32
Other assets	5	1
Total assets	$543	$592
Liabilities and Shareholders' Equity
Liabilities:
Investment agreements	$174	$204
Long-term debt	233	278
Affiliate loans payable	511	478
Accumulated loss of wholly-owned subsidiaries	1,862	1,721
Total liabilities	2,780	2,681
Shareholders' Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115	283	283
Additional paid-in capital	2,450	2,492
Retained earnings (deficit)	(1,768)	(1,591)
Accumulated other comprehensive income (loss), net of tax	(95)	(128)
Treasury stock, at cost--232,675,865 and 232,215,934 shares	(3,107)	(3,145)
Total shareholders' equity of MBIA Inc.	(2,237)	(2,089)
Total liabilities and shareholders' equity	$543	$592

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(In millions)

	Years ended December 31,
	2025	2024	2023
Revenues:
Net investment income	$23	$27	$21
Net realized investment gains (losses)	-	-	(32)
Net gains (losses) on financial instruments at fair value and foreign exchange	(14)	8	4
Other net realized gains (losses)	-	2	1
Total revenues	9	37	(6)
Expenses:
Operating	10	13	15
Interest	69	72	76
Total expenses	79	85	91
Gain (loss) before income taxes and equity in earnings of subsidiaries	(70)	(48)	(97)
Provision (benefit) for income taxes	(2)	(2)	(1)
Gain (loss) before equity in earnings of subsidiaries	(68)	(46)	(96)
Equity in net income (loss) of subsidiaries	(109)	(401)	(395)
Net income (loss)	$(177)	$(447)	$(491)

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto and the accompanying notes.

SCHEDULE II

MBIA INC. (PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Investment income received	$8	$7	$369
Operating expenses paid and other operating	(11)	(9)	(16)
Interest paid, net of interest converted to principal	(67)	(68)	(72)
Income taxes (paid) received	2	2	1
Net cash provided (used) by operating activities	(68)	(68)	282
Cash flows from investing activities:
Purchases of available-for-sale investments	(136)	(27)	(67)
Sales of available-for-sale investments	-	-	289
Paydowns and maturities of available-for-sale investments	30	51	65
Sales, paydowns and maturities (purchases) of short-term investments, net	179	54	(380)
(Payments) proceeds for derivative settlements	-	(1)	(38)
Return of capital from subsidiaries, net	61	53	295
Net cash provided (used) by investing activities	134	130	164
Cash flows from financing activities:
Proceeds from investment agreements	-	-	7
Principal paydowns of investment agreements	(16)	(5)	(12)
Dividends paid	-	-	(409)
Principal paydowns of long-term debt	(45)	(1)	-
Payments for affiliate loans	-	(62)	(15)
Restricted stock awards settlements, net of purchases of treasury stock	(3)	5	-
Net cash provided (used) by financing activities	(64)	(63)	(429)
Net increase (decrease) in cash and cash equivalents	2	(1)	17
Cash and cash equivalents - beginning of year	32	33	16
Cash and cash equivalents - end of year	$34	$32	$33
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(177)	$(447)	$(491)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Change in:
Intercompany accounts receivable	(4)	-	(20)
Equity in earnings of subsidiaries	109	401	395
Dividends from subsidiaries	-	-	352
Net realized investment gains (losses)	-	-	32
Net (gains) losses on financial instruments at fair value and foreign exchange	14	(8)	(4)
Other net realized (gains) losses	-	(2)	(1)
Other operating	(10)	(12)	19
Total adjustments to net income (loss)	109	379	773
Net cash provided (used) by operating activities	$(68)	$(68)	$282

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

As of December 31, 2025, National owned $308 million principal amount of the Parent Company 5.700% Senior Notes due 2034 and MBIA Corp. owned $29 million principal amount of the Parent Company 6.625% Debentures due 2028; and the Parent Company owned $13 million of MBIA Corp. surplus notes. In addition, as of December 31, 2025, the Parent Company held 1,444 shares of preferred stock of MBIA Insurance Corporation that was purchased at a weighted average price of $10,900 per share or 10.9% of face value.

2. Accounting Policies

The Parent Company carries its investments in subsidiaries under the equity method.

For a further discussion of significant accounting policies and recent accounting pronouncements, refer to footnotes 2 and 3 to the Company’s consolidated financial statements.

3. Dividends from Subsidiaries

The Parent Company is largely dependent on dividends from National to pay principal and interest on its indebtedness and operating expenses, among other items. Dividends from National are subject to various statutory and regulatory restrictions applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that it may pay. See “Note 13: Insurance Regulations and Dividends” in the Notes to Consolidated Financial Statements of MBIA Inc. and Subsidiaries in Part II, Item 8 of this Form 10-K for a further discussion of dividends and its restrictions.

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

SCHEDULE II

MBIA INC. (PARENT COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)

5. Obligations under Investment Agreements

Refer to footnotes 8 and 9 to the Company’s consolidated financial statements for information of investment agreements including the requirements for the Parent Company and its subsidiaries to pledge securities as collateral regarding its obligations under investment agreements.

6. Affiliate Loans Payable

Affiliate loans payable consists of loans payable to MBIA Global Funding, LLC (“GFL”). GFL raised funds through the issuance of medium-term notes with varying maturities, which were, in turn, guaranteed by MBIA Corp. GFL lent the proceeds of these medium-term note issuances to the Parent Company.

SCHEDULE IV

MBIA INC. AND SUBSIDIARIES

REINSURANCE

Years Ended December 31, 2025, 2024 and 2023

(In millions)

Column A	Column B	Column C	Column D	Column E	Column F
Insurance Premium Written	Direct Amount	Ceded to Others	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
2025	$3	$-	$-	$3	0%
2024	$4	$-	$-	$4	0%
2023	$5	$-	$-	$5	0%