Form 10-Q
period 2026-03-31
MBIA INC
filed 2026-05-07
CIK 814585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-09583

MBIA INC.

(Exact name of registrant as specified in its charter)

Connecticut (State or other jurisdiction of incorporation or organization)	06-1185706 (I.R.S. Employer Identification No.)

1 Manhattanville Road, Suite 202, Purchase, New York (Address of principal executive offices)	10577 (Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2026, 50,934,039 shares of Common Stock, par value $1 per share, were outstanding.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

(In millions except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Investments:
Fixed-maturity securities held as available-for-sale, at fair value (amortized cost $1,191 and $1,163)	$1,060	$1,042
Investments carried at fair value	222	223
Short-term investments, at fair value (amortized cost $363 and $409)	363	409
Other investments at amortized cost	1	1
Total investments	1,646	1,675
Cash and cash equivalents	70	69
Premiums receivable (net of allowance for credit losses of $- and $- )	120	121
Deferred acquisition costs	23	24
Insurance loss recoverable	47	43
Assets held for sale	-	8
Other assets	37	37
Assets of consolidated variable interest entities:
Cash	2	2
Loans receivable at fair value	34	34
Total assets	$1,979	$2,013
Liabilities and Equity
Liabilities:
Unearned premium revenue	$166	$172
Loss and loss adjustment expense reserves	437	454
Long-term debt	2,879	2,843
Medium-term notes (includes financial instruments carried at fair value of $43 and $46)	472	472
Investment agreements	173	174
Liabilities held for sale	-	6
Other liabilities	79	73
Liabilities of consolidated variable interest entities:
Variable interest entity debt (includes financial instruments carried at fair value of $24 and $25)	31	32
Other liabilities	20	17
Total liabilities	4,257	4,243
Commitments and contingencies (Refer to Note 12: Commitments and Contingencies)
Equity:
Preferred stock, par value $1 per share; authorized shares--10,000,000; issued and outstanding--none	-	-
Common stock, par value $1 per share; authorized shares--400,000,000; issued shares--283,186,115	283	283
Additional paid-in capital	2,420	2,450
Retained earnings (deficit)	(1,808)	(1,768)
Accumulated other comprehensive income (loss), net of tax of $7 and $7	(103)	(95)
Treasury stock, at cost--232,252,593 and 232,675,865 shares	(3,075)	(3,107)
Total shareholders' equity of MBIA Inc.	(2,283)	(2,237)
Preferred stock of subsidiary and noncontrolling interests	5	7
Total equity	(2,278)	(2,230)
Total liabilities and equity	$1,979	$2,013

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In millions except share and per share amounts)

	Three Months Ended March 31,
	2026	2025

Revenues
Premiums earned (net of ceded premiums of $- and $-)	$6	$8
Net investment income	18	18
Net realized investment gains (losses)	-	(5)
Net gains (losses) on financial instruments at fair value and foreign exchange	-	(15)
Fees and reimbursements	1	1
Other net realized gains (losses)	(1)	-
Revenues of consolidated variable interest entities:
Other net realized gains (losses)	-	7
Total revenues	24	14
Expenses
Losses and loss adjustment	(3)	8
Amortization of deferred acquisition costs	1	1
Operating	16	16
Interest	47	50
Expenses of consolidated variable interest entities:
Operating	4	1
Total expenses	65	76
Income (loss) from continuing operations before income taxes	(41)	(62)
Provision (benefit) for income taxes	-	-
Income (loss) from continuing operations	(41)	(62)
Income (loss) from discontinued operations, net of income taxes	(1)	-
Net income (loss)	(42)	(62)
Less: Net income (loss) attributable to noncontrolling interests	(2)	-
Net income (loss) attributable to MBIA Inc.	$(40)	$(62)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted
Continuing operations	$(0.79)	$(1.28)
Discontinued operations	(0.01)	-
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted	$(0.80)	$(1.28)
Weighted average number of common shares outstanding
Basic	49,796,216	48,354,307
Diluted	49,796,216	48,354,307

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(In millions)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(42)	$(62)
Other comprehensive income (loss):
Available-for-sale securities with no credit losses:
Unrealized gains (losses) arising during the period	(9)	17
Reclassification adjustments for (gains) losses included in net income (loss)	-	7
Foreign currency translation:
Reclassification adjustments for (gains) losses included in net income (loss)	-	5
Instrument-specific credit risk of liabilities measured at fair value:
Unrealized gains (losses) arising during the period	1	-
Total other comprehensive income (loss)	(8)	29
Comprehensive income (loss)	$(50)	$(33)
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	-
Comprehensive income (loss) attributable to MBIA Inc.	$(48)	$(33)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(In millions except share amounts)

	Three Months Ended March 31,
	2026	2025
Common shares
Balance at beginning and end of period	283,186,115	283,186,115
Common stock amount
Balance at beginning and end of period	$283	$283
Additional paid-in capital
Balance at beginning of period	$2,450	$2,492
Share-based compensation	(30)	(32)
Balance at end of period	$2,420	$2,460
Retained earnings (deficit)
Balance at beginning of period	$(1,768)	$(1,591)
Net income (loss) attributable to MBIA Inc.	(40)	(62)
Balance at end of period	$(1,808)	$(1,653)
Accumulated other comprehensive income (loss)
Balance at beginning of period	$(95)	$(128)
Other comprehensive income (loss)	(8)	29
Balance at end of period	$(103)	$(99)
Treasury shares
Balance at beginning of period	(232,675,865)	(232,215,934)
Other	423,272	(599,556)
Balance at end of period	(232,252,593)	(232,815,490)
Treasury stock amount
Balance at beginning of period	$(3,107)	$(3,145)
Other	32	28
Balance at end of period	$(3,075)	$(3,117)
Total shareholders' equity of MBIA Inc.
Balance at beginning of period	$(2,237)	$(2,089)
Period change	(46)	(37)
Balance at end of period	$(2,283)	$(2,126)
Preferred stock of subsidiary shares
Balance at beginning and end of period	1,315	1,315
Preferred stock of subsidiary and noncontrolling interests
Balance at beginning of period	$7	$13
Period change	(2)	-
Balance at end of period	$5	$13
Total equity	$(2,278)	$(2,113)

The accompanying notes are an integral part of the consolidated financial statements.

MBIA INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Premiums, fees and reimbursements received	$2	$3
Investment income received	11	13
Financial guarantee losses and loss adjustment expenses paid	(21)	(21)
Proceeds from recoveries and reinsurance, net of salvage paid to reinsurers	5	3
Operating expenses paid and other operating	(21)	(32)
Interest paid, net of interest converted to principal	(8)	(9)
Cash (used) by discontinued operations	(1)	-
Net cash provided (used) by operating activities	(33)	(43)
Cash flows from investing activities:
Purchases of available-for-sale investments	(83)	(137)
Sales of available-for-sale investments	-	62
Paydowns, maturities and other proceeds of available-for-sale investments	68	29
Purchases of investments at fair value	(15)	(11)
Sales, paydowns, maturities and other proceeds of investments at fair value	16	22
Sales, paydowns and maturities (purchases) of short-term investments, net	48	66
Other investing	1	1
Proceeds from discontinued operations	2	-
Net cash provided (used) by investing activities	37	32
Cash flows from financing activities:
Principal paydowns of variable interest entity debt	(2)	(6)
Purchases of treasury stock	(1)	(7)
Net cash provided (used) by financing activities	(3)	(13)
Net increase (decrease) in cash and cash equivalents	1	(24)
Cash and cash equivalents - beginning of period	71	87
Cash and cash equivalents - end of period	$72	$63
Reconciliation of net income (loss) to net cash provided (used) by operating activities:
Net income (loss)	$(42)	$(62)
Income (loss) from discontinued operations, net of income taxes	(1)	-
Income (loss) from continuing operations	(41)	(62)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided (used) by operating activities:
Change in:
Unearned premium revenue	(6)	(7)
Loss and loss adjustment expense reserves	(17)	(5)
Insurance loss recoverable	(4)	(6)
Accrued interest payable	40	42
Other assets and liabilities	(9)	(19)
Net realized investment (gains) losses	-	5
Net (gains) losses on financial instruments at fair value and foreign exchange	-	15
Other net realized (gains) losses	1	(7)
Other operating	3	1
Total adjustments to income (loss) from continuing operations	8	19
Net cash provided (used) by operating activities	$(33)	$(43)
Supplementary Disclosure of Consolidated Cash Flow Information:
Non-cash financing activities:
Variable interest entity debt extinguishment	$-	$7

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

Change in Filer Status

Based on the Company's filer status determination pursuant to Rule 12b-2 of the Exchange Act as of June 30, 2025, using the Company's public float as of that date and total revenues for the year ended December 31, 2024, the Company determined that it qualifies as a smaller reporting company and a non-accelerated filer. As a result, the Company will be subject to the applicable reporting requirements for these classifications, including eligibility for scaled disclosure requirements, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and an extended filing timeline for certain reports. This change in filer status is effective beginning with this Form 10-Q for the quarterly period ended March 31, 2026. The Company is currently evaluating the extent to which it will utilize the scaled disclosure accommodations available to it as a smaller reporting company and non-accelerated filer in its future filings.

Business Developments

PREPA

On January 1, 2026, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $11 million. As of March 31, 2026, National had $554 million of insured debt service outstanding related to PREPA.

On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision"). On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee ("UCC") filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. On January 29, 2025, the Court extended its litigation stay through March 24, 2025, and on March 3, 2025, the Court entered an order identifying key legal issues and requiring a joint proposed litigation schedule. On March 20, 2025, the Court set a briefing schedule on a Motion for Allowance of an Administrative Expense Claim (the "Administrative Claim Motion"). On June 11, 2025, the Court set June 30, 2025, as the deadline for discovery, and July 23, 2025, for oral arguments in the Administrative Claim Motion. Following the hearing, the Court reserved its decision on the legal issues and permitted the parties to continue resolution of discovery disputes. On August 8, 2025, the Court entered an order suspending deadlines for the Administrative Claim Motion until further order of the Court. On October 22, 2025, the Court ordered the parties to meet and confer on scheduling issues in the Administrative Claim Motion litigation and required they file a Joint Status Report by November 24, 2025. Following the filing of the Joint Status Report, the Court entered an order dated December 9, 2025, lifting the litigation stay to permit the parties to litigate motions to compel solely in connection with the Administrative Claim Motion. Bondholders filed their Motion to Compel on January 9, 2026 and the Oversight Board on January 23, 2026 filed its opposition. Bondholders filed their reply brief on February 6, 2026. On March 16, 2026, the Court denied the Bondholders' Administrative Claim Motion. Bondholders filed a notice of appeal on March 27, 2026 to the First Circuit Court of Appeals. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan, National’s PREPA loss reserves and recoveries could be materially adversely affected.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

Between August 1 and August 8, 2025, President Trump notified six Oversight Board members that their membership on the Oversight Board was terminated effective immediately. On September 18, 2025, three of the terminated Oversight Board members, Arthur Gonzalez, Andrew Biggs and Betty Rosa (the "Plaintiffs") sought reinstatement on the Oversight Board by filing injunctive, declaratory and legal relief (the "Termination Case"). On September 22, 2025, Plaintiffs also filed a Motion for Preliminary Injunction seeking restrictions on replacing them on the Oversight Board until the Court hears the underlying merits of their claims. On October 3, 2025, the District Court for the District of Puerto Rico granted Plaintiffs' Motion for Preliminary Injunction permitting the Plaintiffs to remain on the Oversight Board until a final hearing on the adequacy of the termination notice as well as the scope of executive authority. On December 30, 2025, the Court of Appeals for the First Circuit entered an order holding the Termination Case in abeyance until the court is notified that the Supreme Court has issued a decision in the Trump v. Cook case, heard by the Supreme Court on January 21, 2026.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information of the Company’s PREPA reserves and recoveries.

Zohar CDOs

Payment of claims on MBIA Corp.’s policies insuring the Class A-1 and A-2 notes issued by Zohar collateralized debt obligation (“CDO”) 2003-1, Limited (“Zohar I”) and Zohar II 2005-1, Limited (“Zohar II”) (collectively, the “Zohar CDOs”), entitled MBIA Corp. to reimbursement of such amounts plus interest and expenses and/or to exercise certain rights and remedies to seek recovery of such amounts. Pursuant to a plan of liquidation that became effective in August of 2022, all remaining loans made to, and equity interests in, portfolio companies, were distributed to MBIA Corp. either directly or in the form of interests in certain asset recovery entities. For those portfolio companies in which the Company does not have a majority of the voting interest, the Company recorded these assets as investments. For those portfolio companies in which the Company owns a majority of the voting interest, the Company consolidated the assets, liabilities, and financial results of these companies and classified these entities as discontinued operations and held for sale. In addition, certain of the Zohar debtors’ litigation claims were transferred into a litigation trust that the Company consolidated as a variable interest entity (“VIE”). During the three months ended March 31, 2026, the Company disposed its remaining net assets held for sale.

There still remains significant uncertainty with respect to the realizable value of the remaining loans to and equity interest of the portfolio company recorded as an investment and the litigation trust. Further, as the monetization process continues, and new information concerning the financial condition of the remaining portfolio company recorded as an investment is disclosed, the Company will continue to revise its expectations for recoveries.

Discontinued Operations

As of March 31, 2026 and December 31, 2025, the assets and liabilities of entities classified as discontinued operations are presented within “Assets held for sale” and “Liabilities held for sale” on the Company’s consolidated balance sheets. Additionally, the results of operations for these entities are classified as “Income from discontinued operations, net of income taxes” on the Company’s consolidated statements of operations for the three months ended March 31, 2026 and 2025. During the three months ended March 31, 2026, the remaining net assets of the Company's Zohar-related portfolio companies that were classified as held for sale were disposed. The consideration received as part of these dispositions were generally consistent with the carrying values of the assets and liabilities sold.

The following table summarizes the components of assets and liabilities held for sale:

	As of
In millions	March 31, 2026	December 31, 2025
Assets held for sale
Accounts receivable	$-	$2
Goodwill	-	11
Other assets	-	1
Loss on disposal group	-	(6)
Total assets held for sale	$-	$8
Liabilities held for sale
Accounts payable	$-	$1
Debt	-	-
Accrued expenses and other	-	5
Total liabilities held for sale	$-	$6

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1: Business Developments and Risks and Uncertainties (continued)

The results of operations from discontinued operations for the three months ended March 31, 2026 and 2025 consist of the following:

	Three Months Ended March 31,
In millions	2026	2025
Revenues:
Revenues	$1	$3
Cost of sales	1	1
Total revenues from discontinued operations	-	2
Expenses:
Operating	-	1
Increase (decrease) on loss on disposal group	1	1
Total expenses from discontinued operations	1	2
Income (loss) before income taxes from discontinued operations	(1)	-
Provision (benefit) for income taxes from discontinued operations	-	-
Income (loss) from discontinued operations, net of income taxes	$(1)	$-

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

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” for additional information about MBIA Corp.’s recoveries.

Note 2: Significant Accounting Policies

The Company has disclosed its significant accounting policies in “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The following significant accounting policies provide an update to those included in the Company’s Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025. The accompanying consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with the standards of the Public Company Accounting Oversight Board (U.S.), but in the opinion of management such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the Company’s consolidated financial position and results of operations. All material intercompany balances and transactions have been eliminated.

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

The results of operations for the three months ended March 31, 2026 may not be indicative of the results that may be expected for the year ending December 31, 2026. The December 31, 2025 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP for annual periods.

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

In November of 2024, the FASB issued Accounting Standards Update 2024-03 ("ASU 2024-03"), “Disaggregation of Income Statement Expenses" which requires to disclose the amounts of employee compensation, depreciation, intangible asset amortization, and certain other costs and expenses included in each relevant expense caption on the consolidated statements of operations and include certain amounts that are already required to be disclosed under current GAAP in the same disclosure. Additionally, ASU 2024-03 requires the disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and the disclosure of the total amount of selling expenses. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. Upon the effective date, the amendments can be applied either prospectively or retrospectively. The Company is currently evaluating the potential impact of adopting ASU 2024-03.

Note 4: Variable Interest Entities

Primarily through MBIA’s international and structured finance insurance segment, the Company provides credit protection to issuers of obligations that may involve issuer-sponsored special purpose entities (“SPEs”), which are evaluated initially and on an ongoing basis to determine if they are VIEs. An SPE may be considered a VIE to the extent the SPE’s total equity at risk is not sufficient to permit the SPE to finance its activities without additional subordinated financial support or its equity investors lack any one of the following characteristics: (i) the power to direct the activities of the SPE that most significantly impact the entity’s economic performance or (ii) the obligation to absorb the expected losses of the entity or the right to receive the expected residual returns of the entity.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 4: Variable Interest Entities (continued)

Consolidated VIEs

The carrying amounts of assets and liabilities are presented separately in “Assets of consolidated variable interest entities” and “Liabilities of consolidated variable interest entities” on the Company’s consolidated balance sheets. During the first quarter of 2026 and 2025, the Company had no additional consolidations or deconsolidations of VIEs. Consolidation and deconsolidation gains and losses, if any, are recorded within “Other net realized gains (losses)” under “Revenues of consolidated variable interest entities” on the Company’s consolidated statements of operations.

Nonconsolidated VIEs

The following tables present the Company’s maximum exposure to loss for nonconsolidated VIEs and carrying values of the assets and liabilities for its interests in these VIEs in its insurance operations as of March 31, 2026 and December 31, 2025. The maximum exposure to loss as a result of MBIA’s variable interests in VIEs is represented by insurance in force. Insurance in force is the maximum future payments of principal and interest which may be required under commitments to make payments on insured obligations issued by nonconsolidated VIEs. The Company has aggregated nonconsolidated VIEs based on the underlying credit exposure of the insured obligation. The nature of the Company’s variable interests in nonconsolidated VIEs is related to financial guarantees and any investments in obligations issued by nonconsolidated VIEs.

	March 31, 2026
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$714	$28	$4	$22	$3	$229
Consumer asset-backed	52	-	-	-	-	-
Corporate asset-backed	205	-	1	-	1	-
Total global structured finance	971	28	5	22	4	229
Global public finance	181	-	3	-	2	-
Total insurance	$1,152	$28	$8	$22	$6	$229

	December 31, 2025
		Carrying Value of Assets			Carrying Value of Liabilities
In millions	Maximum Exposure to Loss	Investments	Premiums Receivable	Insurance Loss Recoverable	Unearned Premium Revenue	Loss and Loss Adjustment Expense Reserves
Insurance:
Global structured finance:
Mortgage-backed residential	$729	$29	$4	$22	$3	$234
Consumer asset-backed	58	-	-	-	-	1
Corporate asset-backed	212	-	1	-	1	-
Total global structured finance	999	29	5	22	4	235
Global public finance	189	-	3	-	2	-
Total insurance	$1,188	$29	$8	$22	$6	$235

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

International and Structured Finance Insurance

The international and structured finance insurance segment’s case basis reserves and recoverables recorded in accordance with GAAP do not include amounts related to consolidated VIEs, since they are eliminated in consolidation.

RMBS Case Basis Reserves (Financial Guarantees)

The Company’s RMBS case basis reserves primarily relate to RMBS backed by alternative-A loans. The Company calculated RMBS case basis reserves as of March 31, 2026 using a process called the Roll Rate Methodology (“Roll Rate Methodology”). The Roll Rate Methodology is a multi-step process using databases of loan level information, proprietary internal cash flow models, and commercially available models to estimate potential losses and recoveries on insured bonds. Roll Rate is defined as the probability that current loans become delinquent and subsequently default and loans in the delinquent pipeline are charged-off or liquidated. The loss reserve estimates are based on a probability-weighted average of potential scenarios of loan losses. Additional data used include historic averages of deal specific voluntary prepayment rates, forward projections of the secured overnight financing rate, and historic averages of deal-specific loss severities. Where applicable, the Company factors in termination scenarios when clean up calls are imminent.

In calculating estimated expected losses for RMBS, the Company projects the amount of loans that are expected to be liquidated in the future through foreclosure or short sale. The time to liquidation for a defaulted loan is specific to the loan’s delinquency bucket.

Cash flow models consider prioritized allocations and other structural aspects and claims against MBIA Corp.’s insurance policies consistent with such policies' terms and conditions. The estimated net claims from the procedure above are then discounted using a risk-free rate to a net present value reflecting paying claims over time and not on an accelerated basis.

The Company monitors RMBS portfolio performance on a monthly basis against projected performance, reviewing delinquencies, roll rates, and prepayment rates (including voluntary and involuntary). However, loan performance remains difficult to predict and actual losses may differ from expectations. In the event of a material deviation in actual performance from projected performance, the Company would increase or decrease the case basis reserves accordingly and re-evaluate its assumptions.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

RMBS Recoveries

The Company’s RMBS recoveries relate to structural features within the trusts that allow for the Company to be reimbursed for prior claims paid. These reimbursements for specific trusts include recoveries that are generated from the excess spread of the transactions. Excess spread within insured RMBS securitizations is the difference between interest inflows on mortgage loan collateral and interest outflows on the insured RMBS notes.

Summary of Loss and LAE Reserves and Recoveries

The following table summarizes the Company's loss and loss adjustment expense ("LAE") reserves and recoveries before consolidated VIE eliminations, along with amounts that were eliminated as a result of consolidating VIEs:

	As of March 31, 2026		As of December 31, 2025
In millions	Balance Sheet Line Item		Balance Sheet Line Item
	Insurance loss recoverable	Loss and LAE reserves (1)	Insurance loss recoverable	Loss and LAE reserves (1)
U.S. Public Finance Insurance	$25	$208	$22	$219
International and Structured Finance Insurance:
Before VIE eliminations	22	223	21	229
VIE eliminations	-	6	-	6
Total international and structured finance insurance	22	229	21	235
Total	$47	$437	$43	$454

___________________

(1) - Amounts are net of estimated recoveries of expected future claims.

Changes in Loss and LAE Reserves

Loss and LAE reserves represent the Company’s estimate of future claims and LAE payments, net of any future recoveries of such payments. The following table presents changes in the Company’s loss and LAE reserves for the three months ended March 31, 2026. Changes in loss and LAE reserves, with the exception of loss and LAE payments, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the weighted average risk-free rates used to discount the Company’s loss reserves (claim liability) were 4.16% and 3.79%, respectively. LAE reserves are generally expected to be settled within a one-year period and are not discounted. As of March 31, 2026 and December 31, 2025, the Company’s gross loss and LAE reserves included $14 million and $15 million, respectively, related to LAE.

In millions	Changes in Loss and LAE Reserves for the Three Months Ended March 31, 2026
Gross Loss						Gross Loss
and LAE		Accretion			Changes in	and LAE
Reserves as of	Loss	of Claim	Changes in		Unearned	Reserves as of
December 31,	and LAE	Liability	Discount	Changes in	Premium	March 31,
2025	Payments	Discount	Rates	Assumptions (1)	Revenue	2026
$454	$(21)	$4	$(7)	$6	$1	$437

___________________

(1) - Includes changes in amount and timing of estimated payments and recoveries.

The decrease in the Company’s loss and LAE reserves was primarily due to claim payments and an increase in risk-free rates which caused future liabilities, net of recoveries, to decline primarily on the Company's insured RMBS transactions. These decreases were partially offset by accretion and the reclassification of lease-backed recoveries on paid claims.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Changes in Insurance Loss Recoverable

Insurance loss recoverable represents the Company’s estimate of expected recoveries on paid claims and LAE. The Company recognizes potential recoveries on paid claims based on the probability-weighted net cash inflows present valued at applicable risk-free rates as of the measurement date. The following table presents changes in the Company’s insurance loss recoverable for the three months ended March 31, 2026. Changes in insurance loss recoverable with the exception of collections, are recorded in “Losses and loss adjustment” expenses in the Company’s consolidated statements of operations.

		Changes in Insurance Loss Recoverable
		for the Three Months Ended March 31, 2026
	Gross					Gross
	Recoverable					Recoverable
	as of		Accretion	Changes in		as of
	December 31,	Collections	of	Discount	Changes in	March 31,
In millions	2025	for Cases	Recoveries	Rates	Assumptions	2026
Insurance loss recoverable	$43	$(3)	$-	$(1)	$8	$47

The increase in the Company’s insurance loss recoverable was primarily due to the reclassification of lease-backed recoveries on paid claims from loss and LAE. This increase was partially offset by collections of recoveries.

Loss and LAE Activity

For the three months ended March 31, 2026, the incurred benefit primarily related to an increase in risk-free rates which caused future liabilities, net of recoveries, to decline primarily on the Company's insured RMBS transactions. This benefit was partially offset by accretion.

For the three months ended March 31, 2025, the incurred loss primarily related to a decline in risk-free rates which caused future liabilities, net of recoveries, to increase and accretion on the Company's insured RMBS transactions.

Costs associated with remediating insured obligations assigned to the Company’s surveillance categories are recorded as LAE and are included in “Losses and loss adjustment” expenses on the Company’s consolidated statements of operations. For the three months ended March 31, 2026 and 2025, LAE related to remediating insured obligations was $2 million and $1 million, respectively.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5: Loss and Loss Adjustment Expense Reserves (continued)

Surveillance Categories

The following table provides information about the financial guarantees and related claim liability included in each of MBIA’s surveillance categories as of March 31, 2026:

	Surveillance Categories
	Caution	Caution	Caution
	List	List	List	Classified
$ in millions	Low	Medium	High	List	Total
Number of policies	20	-	-	87	107
Number of issues (1)	7	-	-	76	83
Remaining weighted average contract period (in years)	3.3	-	-	6.0	5.4
Gross insured contractual payments outstanding: (2)
Principal	$348	$-	$-	$1,308	$1,656
Interest	1,028	-	-	453	1,481
Total	$1,376	$-	$-	$1,761	$3,137
Gross Claim Liability (3)	$-	$-	$-	$762	$762
Less:
Gross Potential Recoveries (4)	-	-	-	279	279
Discount, net (5)	-	-	-	100	100
Net claim liability (recoverable)	$-	$-	$-	$383	$383
Unearned premium revenue	$-	$-	$-	$7	$7
Reinsurance recoverable on paid and unpaid losses (6)					$15

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

(4) - Gross potential recoveries with respect to Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

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

(4) - Gross potential recoveries with respect to Puerto Rico exposures are net of the claim liability for policies in a net recoverable position.

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

Derivatives

A VIE consolidated by the Company entered into a derivative instrument consisting of a cross-currency swap that as of March 31, 2026 and December 31, 2025 had outstanding notional amounts of $27 million and $28 million, respectively. The cross-currency swap was entered into to manage the variability in cash flows resulting from fluctuations in foreign currency rates. The fair value of the VIE derivative was determined based on the valuation provided by an independent third-party, which is included in “Liabilities of consolidated variable interest entities – Other liabilities” on the Company’s consolidated balance sheets. As the significant inputs are unobservable, the derivative contract is categorized in Level 3 of the fair value hierarchy.

Significant Unobservable Inputs

The following tables provide quantitative information regarding the significant unobservable inputs used by the Company for assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value as of			Range
	March 31,			(Weighted
In millions	2026	Valuation Techniques	Unobservable Input	Average)
Assets:
Equity Investments	$34	Discounted cash flow	Discount rate (1)
			EBITDA multiple (1)
		Type certificate	Discount rate (1)
			EBITDA royalty share (1)
Loans carried at fair value	18	Discounted cash flow	Discount rate (1)
Assets of consolidated VIEs:
Loans receivable at fair value	34	Market prices of similar liabilities adjusted for financial guarantees provided to VIE obligations	Impact of financial guarantee	3% to 3% (3%) (2)

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Fair Value Measurements

The following tables present the fair value of the Company’s assets (including short-term investments) and liabilities measured and reported at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable		Balance as of
	Assets	Inputs	Inputs		March 31,
In millions	(Level 1)	(Level 2)	(Level 3)		2026
Assets:
Fixed-maturity investments:
U.S. Treasury and government agency	$438	$-	$-		$438
State and municipal bonds	-	99	-		99
Foreign governments	-	5	-		5
Corporate obligations	-	454	19	(1)	473
Mortgage-backed securities:
Residential mortgage-backed agency	-	111	-		111
Residential mortgage-backed non-agency	-	22	-		22
Commercial mortgage-backed	-	16	-		16
Asset-backed securities:
Collateralized debt obligations	-	82	-		82
Other asset-backed	-	238	-		238
Total fixed-maturity investments	438	1,027	19		1,484
Money market securities	65	-	-		65
Equity investments	46	6	34		96	(2)
Cash and cash equivalents	70	-	-		70
Assets of consolidated VIEs:
Cash	2	-	-		2
Loans receivable at fair value:
Residential loans receivable	-	-	34		34
Total assets	$621	$1,033	$87		$1,751
Liabilities:
Medium-term notes	$-	$-	$43		$43
Liabilities of consolidated VIEs:
Variable interest entity notes	-	-	24		24
Currency derivatives	-	-	12		12
Total liabilities	$-	$-	$79		$79

(1) - Includes loans carried at fair value of $18 million.

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

Level 3 assets at fair value as of March 31, 2026 and December 31, 2025 represented approximately 5% of total assets measured at fair value. Level 3 liabilities at fair value as of March 31, 2026 and December 31, 2025 represented approximately 100% of total liabilities measured at fair value.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present the fair values and carrying values of the Company’s assets and liabilities that are disclosed at fair value but not reported at fair value on the Company’s consolidated balance sheets as of March 31, 2026 and December 31, 2025. The majority of the financial assets and liabilities for which the Company requires fair value reporting or disclosures are valued based on the Company’s or a third-party’s estimate of discounted cash flows, or quoted market values for identical or similar products.

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant	Significant	Fair Value	Carry Value
	Active Markets for	Other Observable	Unobservable	Balance as of	Balance as of
	Identical Assets	Inputs	Inputs	March 31,	March 31,
In millions	(Level 1)	(Level 2)	(Level 3)	2026	2026
Assets:
Other investments	$-	$-	$1	$1	$1
Total assets	$-	$-	$1	$1	$1
Liabilities:
Long-term debt	$-	$235	$-	$235	$2,879
Medium-term notes	-	-	274	274	427	(1)
Investment agreements	-	-	183	183	173
Liabilities of consolidated VIEs:
Variable interest entity loans payable	-	-	7	7	7
Total liabilities	$-	$235	$464	$699	$3,486
Financial Guarantees:
Gross liability (recoverable)	$-	$-	$750	$750	$556
Ceded recoverable (liability)	-	-	16	16	16

(1) - The carry value includes complex interest calculations for an MTN feature that is accounted for as a separate derivative and reported together with the host contract. As of March 31, 2026, the Company had an embedded derivative liability of $1 million.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

The following tables present information about changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2026 and 2025:

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2026

												Change in	Change in
												Unrealized	Unrealized
												Gains	Gains
												(Losses) for	(Losses) for
												the Period	the Period
												Included in	Included in
		Total										Earnings	OCI
		Gains /	Unrealized									for Assets	for Assets
		(Losses)	Gains /									still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers			as of	as of
	Beginning	in	Included					into	out of	Ending		March 31,	March 31,
In millions	of Period	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance		2026	2026(1)
Assets:
Corporate obligations	$18	$-	$-	$1	$-	$-	$-	$-	$-	$19	(3)	$-	$-
Equity investments	33	1	-	-	-	-	-	-	-	34		1	-
Assets of consolidated VIEs:
Loans receivable - residential	34	-	-	-	-	-	-	-	-	34		-	-
Total assets	$85	$1	$-	$1	$-	$-	$-	$-	$-	$87		$1	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total	Unrealized								Earnings for	OCI for
		(Gains) /	(Gains) /								Liabilities	Liabilities
		Losses	Losses								still held	still held
	Balance,	Included	Included					Transfers	Transfers		as of	as of
	Beginning	in	in					into	out of	Ending	March 31,	March 31,
In millions	of Period	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2026	2026(2)
Liabilities:
Medium-term notes	$46	$(2)	$(1)	$-	$-	$-	$-	$-	$-	$43	$(2)	$(1)
Liabilities of consolidated VIEs:
VIE notes	25	-	-	-	-	(1)	-	-	-	24	-	-
Currency derivatives	12	-	-	-	-	-	-	-	-	12	-	-
Total liabilities	$83	$(2)	$(1)	$-	$-	$(1)	$-	$-	$-	$79	$(2)	$(1)

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

(3) - Includes loans carried at fair value of $18 million.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis for the Three Months Ended March 31, 2025

												Change in	Change in
												Unrealized	Unrealized
												Gains	Gains
												(Losses) for	(Losses) for
												the Period	the Period
												Included in	Included in
		Total										Earnings for	OCI for
		Gains /	Unrealized									Assets	Assets
		(Losses)	Gains /									still held	still held
	Balance,	Included	(Losses)					Transfers	Transfers			as of	as of
	Beginning	in	Included					into	out of	Ending		March 31,	March 31,
In millions	of Period	Earnings	in OCI(1)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance		2025	2025(1)
Assets:
Corporate obligations	$16	$(1)	$-	$-	$-	$-	$-	$-	$-	$15	(3)	$(1)	$-
Equity investments	52	-	-	-	-	-	-	-	-	52		-	-
Assets of consolidated VIEs:
Loans receivable- residential	28	2	-	-	-	-	-	-	-	30		2	-
Total assets	$96	$1	$-	$-	$-	$-	$-	$-	$-	$97		$1	$-

											Change in	Change in
											Unrealized	Unrealized
											(Gains)	(Gains)
											Losses for	Losses for
											the Period	the Period
											Included in	Included in
		Total									Earnings for	OCI for
		(Gains) /	Unrealized								Liabilities	Liabilities
		Losses	(Gains) /								still held	still held
	Balance,	Included	Losses					Transfers	Transfers		as of	as of
	Beginning	in	Included					into	out of	Ending	March 31,	March 31,
In millions	of Period	Earnings	in OCI(2)	Purchases	Issuances	Settlements	Sales	Level 3	Level 3	Balance	2025	2025(2)
Liabilities:
Medium-term notes	$35	$2	$-	$-	$-	$-	$-	$-	$-	$37	$2	$-
Liabilities of consolidated VIEs:
VIE notes	31	2	-	-	-	(6)	-	-	-	27	-	-
Currency derivatives	6	-	-	-	-	-	-	-	-	6	-	-
Total liabilities	$72	$4	$-	$-	$-	$(6)	$-	$-	$-	$70	$2	$-

(1) - Reported within the "Unrealized gains (losses) on available-for-sale securities" on the Company's consolidated statements of comprehensive income (loss).

(2) - Reported within the "Instrument-specific credit risk of liabilities measured at fair value" on the Company's consolidated statements of comprehensive income (loss).

(3) - Includes loans carried at fair value of $14 million

Gains and losses (realized and unrealized) included in earnings related to Level 3 assets and liabilities for the three months ended March 31, 2026 and 2025 are reported on the Company’s consolidated statements of operations as follows:

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
		Change in		Change in
		Unrealized		Unrealized
		Gains (Losses)		Gains (Losses)
		for the		for the
		Period Included		Period Included
		in Earnings		in Earnings
		for Assets		for Assets
		and		and
	Total Gains	Liabilities still	Total Gains	Liabilities still
	(Losses)	held as of	(Losses)	held as of
	Included	March 31,	Included	March 31,
In millions	in Earnings	2026	in Earnings	2025
Revenues:
Net gains (losses) on financial instruments at fair value and foreign exchange	$3	$3	$(3)	$(3)
Revenues of consolidated VIEs (1)	-	-	-	2
Total	$3	$3	$(3)	$(1)

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Derivative Instruments

The Company's derivatives are comprised of insured swaps, primarily consisting of insured interest rate swaps and inflation-linked swaps related to its insured debt issuance, embedded derivatives containing the complex interest rate calculations and a cross-currency swap entered into by a consolidated VIE. The following tables present the effects of derivative instruments on the Company's consolidated statements of operations for the three months ended March 31, 2026 and 2025:

In millions
Derivatives Not Designated		Three Months Ended March 31,
as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivative	2026	2025
Interest rate swaps	Net gains (losses) on financial instruments at fair value and foreign exchange	$-	$1

Fair Value Option

The Company elected to record at fair value certain financial instruments, including certain equity investments and financial instruments that are consolidated in connection with the adoption of the accounting guidance for consolidation of VIEs.

The following table presents the gains and (losses) included in the Company's consolidated statements of operations for the three months ended March 31, 2026 and 2025 for financial instruments for which the fair value option was elected:

	Three Months Ended March 31,
In millions	2026	2025
Investments carried at fair value (1)	$(1)	$(2)
Loans receivable at fair value:
Residential mortgage loans (2)	-	2
Medium-term notes (1)	2	(2)
Variable interest entity notes (2)	-	(2)

___________________

(1) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange" on the Company's consolidated statements of operations.

(2) - Reported within "Net gains (losses) on financial instruments at fair value and foreign exchange-VIE" and/or "Other net realized gains (losses)-VIE" on the Company's consolidated statements of operations.

The following table reflects the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding as of March 31, 2026 and December 31, 2025 for loans and notes for which the fair value option was elected:

	As of March 31, 2026			As of December 31, 2025
	Contractual			Contractual
	Outstanding	Fair		Outstanding	Fair
In millions	Principal	Value	Difference	Principal	Value	Difference
Loans receivable at fair value:
Residential mortgage loans - current	$12	$12	$-	$12	$12	$-
Residential mortgage loans (90 days or more past due)	54	22	32	55	22	33
Corporate loans - current	20	18	2	19	17	2
Total loans receivable at fair value	$86	$52	$34	$86	$51	$35
Variable interest entity notes	$38	$24	$14	$39	$25	$14
Medium-term notes	$58	$43	$15	$59	$46	$13

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6: Fair Value of Financial Instruments (continued)

Instrument-Specific Credit Risk of Liabilities Elected Under the Fair Value Option

As of March 31, 2026 and December 31, 2025, the cumulative changes in instrument-specific credit risk of liabilities elected under the fair value option were gains of $20 and $19 million, respectively, reported in accumulated other comprehensive income ("AOCI") on the Company’s consolidated balance sheets. Changes in value attributable to instrument-specific credit risk were derived principally from changes in the Company’s credit spread. For liabilities of VIEs, additional adjustments to instrument-specific credit risk are required, which is determined by an analysis of deal specific performance of collateral that support these liabilities.

Note 7: Investments

Investments, excluding equity instruments, and those elected under the fair value option, primarily consist of debt instruments classified as available-for-sale ("AFS").

The following tables present the amortized cost, allowance for credit losses, corresponding gross unrealized gains and losses and fair value for AFS investments in the Company’s consolidated investment portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$448	$-	$-	$(10)	$438
State and municipal bonds	106	-	2	(9)	99
Foreign governments	7	-	-	(2)	5
Corporate obligations	504	-	-	(101)	403
Mortgage-backed securities:
Residential mortgage-backed agency	119	-	-	(11)	108
Residential mortgage-backed non-agency	17	-	1	(1)	17
Commercial mortgage-backed	8	-	-	-	8
Asset-backed securities:
Collateralized debt obligations	63	-	1	-	64
Other asset-backed	217	-	1	(2)	216
Total AFS investments	$1,489	$-	$5	$(136)	$1,358

	December 31, 2025
		Allowance	Gross	Gross
	Amortized	for Credit	Unrealized	Unrealized	Fair
In millions	Cost	Losses	Gains	Losses	Value
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$478	$-	$-	$(10)	$468
State and municipal bonds	106	-	3	(8)	101
Foreign governments	7	-	-	(2)	5
Corporate obligations	462	-	1	(96)	367
Mortgage-backed securities:
Residential mortgage-backed agency	125	-	-	(11)	114
Residential mortgage-backed non-agency	17	-	-	(1)	16
Commercial mortgage-backed	10	-	-	-	10
Asset-backed securities:
Collateralized debt obligations	30	-	1	-	31
Other asset-backed	229	-	2	(1)	230
Total AFS investments	$1,464	$-	$7	$(129)	$1,342

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

The following table presents the distribution by contractual maturity of AFS fixed-maturity securities at amortized cost, net of allowance for credit losses, and fair value as of March 31, 2026. Contractual maturity may differ from expected maturity as borrowers may have the right to call or prepay obligations.

	AFS Securities
	Net
	Amortized	Fair
In millions	Cost	Value
Due in one year or less	$365	$365
Due after one year through five years	216	207
Due after five years through ten years	134	122
Due after ten years	350	251
Mortgage-backed and asset-backed	424	413
Total fixed-maturity investments	$1,489	$1,358

Deposited and Pledged Securities

The fair value of securities on deposit with various regulatory authorities as of March 31, 2026 and December 31, 2025 was $11 million. These deposits are required to comply with state insurance laws.

Investment agreement obligations require the Company to pledge securities as collateral. Securities pledged in connection with investment agreements may not be repledged by the investment agreement counterparty. As of March 31, 2026 and December 31, 2025, the fair value of securities pledged as collateral for these investment agreements were $181 million and $183 million, respectively. The Company’s collateral as of March 31, 2026 consisted principally of U.S. Treasury and government agency and corporate obligations, and was primarily held with major U.S. banks.

Impaired Investments

The following tables present the non-credit related gross unrealized losses related to AFS investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
In millions	Value	Losses	Value	Losses	Value	Losses
AFS Investments
Fixed-maturity investments:
U.S. Treasury and government agency	$12	$-	$95	$(10)	$107	$(10)
State and municipal bonds	12	-	54	(9)	66	(9)
Foreign governments	-	-	5	(2)	5	(2)
Corporate obligations	47	-	287	(101)	334	(101)
Mortgage-backed securities:
Residential mortgage-backed agency	10	-	87	(11)	97	(11)
Residential mortgage-backed non-agency	5	-	5	(1)	10	(1)
Commercial mortgage-backed	1	-	-	-	1	-
Asset-backed securities:
Collateralized debt obligations	62	-	-	-	62	-
Other asset-backed	79	(1)	12	(1)	91	(2)
Total AFS investments	$228	$(1)	$545	$(135)	$773	$(136)

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

Gross unrealized losses on AFS investments increased as of March 31, 2026 compared with December 31, 2025 primarily due to higher interest rates and wider credit spreads.

With the weighting applied on the fair value of each security relative to the total fair value, the weighted average contractual maturity of securities in an unrealized loss position as of March 31, 2026 and December 31, 2025 was 13 and 14 years, respectively. As of March 31, 2026 and December 31, 2025, there were 240 and 247 securities, respectively, that were in an unrealized loss position for a continuous twelve-month period or longer, of which, fair values of 212 and 200 securities, respectively, were below book value by more than 5%.

The following table presents the distribution of securities in an unrealized loss position for a continuous twelve-month period or longer where fair value was below book value by more than 5% as of March 31, 2026:

	AFS Securities
Percentage of Fair Value	Number of	Book Value	Fair Value
Below Book Value	Securities	(in millions)	(in millions)
> 5% to 15%	92	$283	$254
> 15% to 25%	50	86	69
> 25% to 50%	68	232	145
> 50%	2	-	-
Total	212	$601	$468

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

As of March 31, 2026, the Company concluded that it does not have the intent to sell securities in an unrealized loss position and it is more likely than not, that it would not have to sell these securities before recovery of their cost basis. In making this conclusion, the Company examined the cash flow projections for its investment portfolios, the potential sources and uses of cash in its businesses, and the cash resources available to its business other than sales of securities. It also considered the existence of any risk management or other plans as of March 31, 2026 that would require the sale of impaired securities.

Credit Losses on Investments

The Company’s fixed-maturity securities for which fair value is less than amortized cost are reviewed quarterly in order to determine whether a credit loss exists. If the Company determines that the declines in the fair value are related to credit loss, the Company will establish an allowance for credit losses and recognize the credit component through earnings. Refer to “Note 8: Investments” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of the Company’s policy for its determination of credit losses. The Company did not purchase any credit-deteriorated assets or establish an allowance for credit losses for AFS securities for the three months ended March 31, 2026 and 2025.

The Company does not recognize credit losses on securities insured by MBIA Corp. and National since those securities, whether or not owned by the Company, are evaluated for impairments in accordance with its loss reserving policy. The following table provides information about securities held by the Company as of March 31, 2026 that were in an unrealized loss position and insured by a financial guarantor, along with the amount of insurance loss reserves corresponding to the par amount owned by the Company. The Company did not hold any securities in an unrealized loss position that were insured by a third-party financial guarantor as of March 31, 2026.

		Unrealized	Insurance Loss
In millions	Fair Value	Loss	Reserve (1)
Asset-backed	$17	$(1)	$18
Corporate obligations	80	(49)	-
Total	$97	$(50)	$18

___________________

(1) - Insurance loss reserve estimates are based on the proportion of par value owned to the total amount of par value insured and are discounted using a discount rate equal to the risk-free rate applicable to the currency and weighted average remaining life of the insurance contract and may differ from the fair value.

Sales of Available-for-Sale Investments

The proceeds and the gross realized gains and losses from sales of fixed-maturity securities held as AFS for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
In millions	2026	2025
Proceeds from sales	$-	$62
Gross realized gains	$-	$1
Gross realized losses	$-	$(6)

Equity and Trading Investments

Unrealized gains and losses recognized on equity and trading investments held as of the end of each period for the three months ended March 31, 2026 and 2025 are as follows:

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7: Investments (continued)

	Three Months Ended March 31,
In millions	2026	2025
Net gains (losses) recognized during the period on equity and trading securities	$(2)	$(3)
Less:
Net gains (losses) recognized during the period on equity and trading securities sold during the period	-	2
Unrealized gains (losses) recognized during the period on equity and trading securities still held at the reporting date	$(2)	$(5)

Note 8: Income Taxes

The Company’s income taxes and the related effective tax rates for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
In millions	2026	2025
Income (loss) from continuing operations before income taxes	$(41)	$(62)
Provision (benefit) for income taxes	$-	$-
Effective tax rate	0.0%	0.0%

For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate applied to its loss from continuing operations before income taxes was lower than the U.S. statutory tax rate due to the full valuation allowance on the changes in its net deferred tax asset.

Deferred Tax Asset, Net of Valuation Allowance

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the Company having a three-year cumulative loss. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections of pre-tax income. On the basis of this evaluation, the Company has recorded a full valuation allowance against its net deferred tax asset of $1.4 billion as of March 31, 2026 and December 31, 2025. The Company will continue to analyze the valuation allowance on a quarterly basis.

Net operating losses (“NOLs”) of property and casualty insurance companies are permitted to be carried back two years and carried forward 20 years. NOLs of property and casualty insurance companies are not subject to the 80 percent taxable income limitation and indefinite lived carryforward period required by the Tax Cuts and Jobs Act applicable to general corporate NOLs.

Federal income tax returns through 2011 have been examined or surveyed. As of March 31, 2026, the Company’s NOL is approximately $4.3 billion. NOLs generated prior to tax reform and property and casualty NOLs generated after tax reform will expire between tax years 2026 through 2044. As of March 31, 2026, the Company has a foreign tax credit carryforward of $55 million, which will expire between tax years 2026 through 2033.

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

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 9: Business Segments (continued)

Segments Results

The following tables provide the Company’s segment results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	U.S.		International
	Public		and Structured
	Finance		Finance
In millions	Insurance	Corporate	Insurance	Eliminations		Consolidated
Revenues (1)	$15	$5	$4	$-		$24
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	1	1	-		-
Inter-segment revenues (2)	6	13	1	(20)		-
Total revenues (3)	19	19	6	(20)		24
Losses and loss adjustment	2	-	(5)	-		(3)
Compensation and benefits	-	10	-	-		10
Interest	-	17	36	(6)		47
Inter-segment service charge	9	-	3	(12)		-
Other segment items (4)	4	3	6	(2)		11
Total expenses	15	30	40	(20)		65
Income (loss) from continuing operations before income taxes	$4	$(11)	$(34)	$-		$(41)
Total assets per reportable segment	$1,480	$639	$661	$(801)	(5)	$1,979

(1) - Consists primarily of net premiums earned, net investment income, net realized investment gains (losses), fees and reimbursements and other net realized gains (losses).

(2) - Primarily represents intercompany service charges and intercompany net investment income.

(3) - Includes net investment income of $15 million, $6 million, $3 million, and ($6) million for the U.S. Public Finance, Corporate, International and Structured Finance, and Eliminations segments, respectively.

(4) - Other segment items for each reportable segment include:

a. U.S. Public Finance Insurance - amortization of deferred acquisition costs ("DAC"), professional service fees, occupancy costs and other operating expenses;

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

	Three Months Ended March 31, 2025
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

The following table presents the computation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
In millions except per share amounts	2026	2025
Basic and diluted earnings per share:
Net income (loss) from continuing operations available to common shareholders	$(41)	$(62)
Less: Net income (loss) from continuing operations attributable to noncontrolling interests	(2)	-
Net income (loss) from continuing operations attributable to MBIA Inc.	(39)	(62)
Net income (loss) from discontinued operations attributable to MBIA Inc.	(1)	-
Net income (loss) attributable to MBIA Inc.	$(40)	$(62)
Basic and diluted weighted average shares (1)	49.8	48.4
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted:
Continuing operations	$(0.79)	$(1.28)
Discontinued operations	(0.01)	-
Net income (loss) per share attributable to MBIA Inc. - basic and diluted	$(0.80)	$(1.28)
Potentially dilutive securities excluded from the calculation of diluted EPS because of antidilutive affect	0.8	0.9

(1) - Includes approximately 1 million of participating securities that met the service condition and were eligible to receive nonforfeitable dividends or dividend equivalents for the three months ended March 31, 2026 and 2025.

MBIA Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 11: Accumulated Other Comprehensive Income

The following table presents the changes in the components of AOCI for the three months ended March 31, 2026:

In millions	Unrealized Gains (Losses) on AFS Securities, Net	Instrument-Specific Credit Risk of Liabilities Measured at Fair Value, Net	Total
Balance, December 31, 2025	$(114)	$19	$(95)
Other comprehensive income (loss)	(9)	1	(8)
Balance, March 31, 2026	$(123)	$20	$(103)

The following table presents the details of the reclassifications from AOCI for the three months ended March 31, 2026 and 2025:

In millions	Amounts Reclassified from AOCI
	Three Months Ended March 31,
Details about AOCI Components	2026	2025	Affected Line Item on the Consolidated Statements of Operations
Unrealized gains (losses) on AFS securities:
Realized gains (losses) on sale of securities	$-	$(7)	Net realized investment gains (losses)
Foreign currency translation:
Liquidation of MBIA Mexico	-	(5)	Net gains (losses) on financial instruments at fair value and foreign exchange
Total reclassifications for the period	$-	$(12)	Net income (loss) attributable to MBIA Inc.

Note 12: Commitments and Contingencies

Complete descriptions of the Company's commitments and contingencies are discussed in “Note 18: Commitments and Contingencies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Refer to “Note 1: Business Developments and Risks and Uncertainties” for updates regarding PREPA's Title III proceedings. There are otherwise no material updates to the Company's commitments and contingencies or legal proceedings pending or, to the knowledge of the Company, threatened, to which the Company or any of its subsidiaries is a party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations of MBIA Inc. should be read in conjunction with the other sections of our Annual Report on Form 10-K for the year ended December 31, 2025 and the consolidated financial statements and notes thereto included in this Form 10-Q. In addition, this discussion and analysis of financial condition and results of operations includes statements of the opinion of MBIA Inc.’s management which may be forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Refer to “Risk Factors” in Part II, Item 1A and “Forward-Looking and Cautionary Statements” and “Risk Factors” in Part I, Item 1A of MBIA Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 for a further discussion of risks and uncertainties.

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

Change in Filer Status

Based on the Company's filer status determination pursuant to Rule 12b-2 of the Exchange Act as of June 30, 2025, using the Company's public float as of that date and total revenues for the year ended December 31, 2024, the Company determined that it qualifies as a smaller reporting company and a non-accelerated filer. As a result, the Company will be subject to the applicable reporting requirements for these classifications, including eligibility for scaled disclosure requirements, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and an extended filing timeline for certain reports. This change in filer status is effective beginning with this Form 10-Q for the quarterly period ended March 31, 2026. The Company is currently evaluating the extent to which it will utilize the scaled disclosure accommodations available to it as a smaller reporting company and non-accelerated filer in its future filings.

Economic Environment

Recent indicators suggest that U.S. economic activity has been expanding at a solid pace. The unemployment rate has been little changed in recent months and job gains have remained low. Inflation remains elevated. The Federal Open Market Committee (“FOMC”) seeks to achieve maximum employment and 2% inflation over the longer run, and has noted that uncertainty around the U.S. economic outlook remains elevated and developments in the Middle East are contributing to this uncertainty. At its most recent meeting, the FOMC maintained its federal funds rate target range at 3.50% to 3.75%. Economic and financial market trends could impact the Company’s financial results. Economic improvement at the state and local level strengthens the credit quality of the issuers of our insured municipal bonds, improves the performance of our insured U.S. public finance portfolio and could reduce the amount of National’s potential incurred losses. Lower interest rates could adversely affect investment portfolio yields and income, but increase the values of our Company’s investment portfolio. Lower interest rates could also adversely affect the present value of loss reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (continued)

2026 Business Developments

The following is a summary of 2026 business developments:

PREPA

•
On January 1, 2026, the Puerto Rico Electric Power Authority (“PREPA”) defaulted on scheduled debt service for National insured bonds and National paid gross claims in the aggregate of $11 million. As of March 31, 2026, National had $554 million of insured debt service outstanding related to PREPA.
•
On January 31, 2023, National entered into a restructuring support agreement (“PREPA RSA”) with the Financial Oversight and Management Board for Puerto Rico (the “Oversight Board”), on behalf of itself and as the sole Title III representative of PREPA. A plan of adjustment for PREPA (the "Plan") and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, the First Circuit Court of Appeals reversed Judge Swain's prior rulings and supported bondholder liens and claim amounts (the "Appeal Decision"). On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the Unsecured Creditors Committee ("UCC") filed an en banc appeal. On November 13, 2024, the First Circuit affirmed the Appeal Decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. Following the Appeal Decision, the Oversight Board informed the Court, National and other parties that it intended to modify National’s settlement in a forthcoming amended Plan. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. On January 29, 2025, the Court extended its litigation stay through March 24, 2025, and on March 3, 2025, the Court entered an order identifying key legal issues and requiring a joint proposed litigation schedule. On March 20, 2025, the Court set a briefing schedule on a Motion for Allowance of an Administrative Expense Claim (the "Administrative Claim Motion"). On June 11, 2025, the Court set June 30, 2025, as the deadline for discovery, and July 23, 2025, for oral arguments in the Administrative Claim Motion. Following the hearing, the Court reserved its decision on the legal issues and permitted the parties to continue resolution of discovery disputes. On August 8, 2025, the Court entered an order suspending deadlines for the Administrative Claim Motion until further order of the Court. On October 22, 2025, the Court ordered the parties to meet and confer on scheduling issues in the Administrative Claim Motion litigation and required they file a Joint Status Report by November 24, 2025. Following the filing of the Joint Status Report, the Court entered an order dated December 9, 2025, lifting the litigation stay to permit the parties to litigate motions to compel solely in connection with the Administrative Claim Motion. Bondholders filed their Motion to Compel on January 9, 2026 and the Oversight Board on January 23, 2026 filed its opposition. Bondholders filed their reply brief on February 6, 2026. On March 16, 2026, the Court denied the Bondholders' Administrative Claim Motion. Bondholders filed a notice of appeal on March 27, 2026 to the First Circuit Court of Appeals. There is no assurance that a plan that is substantially similar in the treatment of National's claims and rights will ultimately be confirmed and become effective. In the event of a substantially different confirmed plan, National’s PREPA loss reserves and recoveries could be materially adversely affected.

•
Between August 1 and August 8, 2025, President Trump notified six Oversight Board members that their membership on the Oversight Board was terminated effective immediately. On September 18, 2025, three of the terminated Oversight Board members, Arthur Gonzalez, Andrew Biggs and Betty Rosa (the "Plaintiffs") sought reinstatement on the Oversight Board by filing injunctive, declaratory and legal relief (the "Termination Case"). On September 22, 2025, Plaintiffs also filed a Motion for Preliminary Injunction seeking restrictions on replacing them on the Oversight Board until the Court hears the underlying merits of their claims. On October 3, 2025, the District Court for the District of Puerto Rico granted Plaintiffs' Motion for Preliminary Injunction permitting the Plaintiffs to remain on the Oversight Board until a final hearing on the adequacy of the termination notice as well as the scope of executive authority. On December 30, 2025, the Court of Appeals for the First Circuit entered an order holding the Termination Case in abeyance until the court is notified that the Supreme Court has issued a decision in the Trump v. Cook case, heard by the Supreme Court on January 21, 2026.

Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our PREPA exposure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
In millions except for per share, percentage and share amounts	2026	2025
Total revenues	$24	$14
Total expenses	65	76
Income (loss) from continuing operations before income taxes	(41)	(62)
Provision (benefit) for income taxes	-	-
Net income (loss) from continuing operations	(41)	(62)
Income (loss) from discontinued operations, net of income taxes	(1)	-
Net income (loss)	(42)	(62)
Less: Net income (loss) attributable to noncontrolling interests	(2)	-
Net income (loss) attributable to MBIA Inc.	$(40)	$(62)
Net income (loss) per common share attributable to MBIA Inc. - basic and diluted	$(0.80)	$(1.28)
Adjusted net income (loss) (1)	$(8)	$(8)
Adjusted net income (loss) per diluted share (1)	$(0.16)	$(0.16)
Weighted average basic and diluted common shares outstanding	49,796,216	48,354,307
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

Income (loss) from Continuing Operations Before Income Taxes

The increase in consolidated total revenues for the three months ended March 31, 2026 compared with the same period of 2025 was principally due to favorable changes in foreign currency and net realized investment losses from sales of investments, partially offset by unfavorable changes in revenues from consolidated variable interest entities ("VIEs"). The three months ended March 31, 2026 included foreign currency gains of $2 million related to gains on euro-denominated liabilities due to the strengthening of the U.S. dollar against the euro in 2026. The three months ended March 31, 2025 included net foreign currency losses of $12 million primarily related to the reclassification of foreign currency translation losses from accumulated other comprehensive income ("AOCI") to net income (loss) due to the liquidation of a foreign subsidiary and losses on euro-denominated liabilities due to the weakening of the U.S. dollar against the euro in 2025. The three months ended March 31, 2025 also included $5 million of net realized investment losses from the sales of investments with no comparable amount for the same period of 2026. Consolidated VIE revenue for the three months ended March 31, 2025 was a gain of $7 million with no comparable amount for the same period of 2026. Consolidated VIE revenue for the three months ended March 31, 2025 primarily related to a gain from a litigation trust we consolidated as a VIE.

Consolidated total expenses for the three months ended March 31, 2026 included a losses and loss adjustment expense (“LAE”) benefit of $3 million compared with losses and LAE expense of $8 million for the same period of 2025. The favorable change in losses and LAE was primarily due to a decrease in losses on our insured first-lien residential mortgage-backed securities ("RMBS") exposure primarily related to the impact of changes in risk-free interest rates used to present value loss reserves. This was partially offset by an increase in losses and LAE on our PREPA exposure. Refer to the following “Losses and Loss Adjustment Expenses” sections of the U.S. Public Finance Insurance and International and Structured Finance Insurance segments for additional information on our losses and LAE.

Provision for Income Taxes

For the three months ended March 31, 2026 and 2025, our effective tax rate applied to our loss before income taxes was below the U.S. statutory tax rate of 21% due to the full valuation allowance on the changes in our net deferred tax asset, which included our net operating loss (“NOL”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

As of March 31, 2026 and December 31, 2025, the Company’s valuation allowance against its net deferred tax asset was $1.4 billion. Notwithstanding the full valuation allowance on its net deferred tax asset, the Company believes that it may be able to use some of its net deferred tax asset before the expirations associated with that asset based upon expected earnings at National. Accordingly, the Company will continue to re-evaluate its net deferred tax asset on a quarterly basis. There is no assurance that the Company will reverse any of its valuation allowance on its net deferred tax asset in the future. Refer to “Note 8: Income Taxes” in the Notes to Consolidated Financial Statements for a further discussion of income taxes, including the valuation allowance against the Company’s net deferred tax asset and its accounting for tax uncertainties.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our adjusted net income (loss) and adjusted net income (loss) per diluted common share and provides a reconciliation of GAAP net income (loss) to adjusted net income (loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
In millions except share and per share amounts	2026	2025
Net income (loss) attributable to MBIA Inc.	$(40)	$(62)
Less: adjusted net income (loss) adjustments:
Income (loss) from discontinued operations and noncontrolling interests	1	-
Income (loss) before income taxes of our international and structured finance insurance segment and eliminations	(34)	(47)
Adjustments to income before income taxes of our U.S. public finance insurance and corporate segments:
Mark-to-market gains (losses) on financial instruments (1)	(1)	1
Foreign exchange gains (losses) (1)	2	(3)
Net realized investment gains (losses)	-	(5)
Adjusted net income adjustment to the (provision) benefit for income tax	-	-
Adjusted net income (loss)	$(8)	$(8)
Adjusted net income (loss) per diluted common share (2)	$(0.16)	$(0.16)
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
•
Net unrealized (gains) losses on available-for-sale (“AFS”) securities excluding MBIA Corp. – We remove net unrealized gains and losses on AFS securities recorded in AOCI income since they will reverse from GAAP book value when such securities mature. Gains and losses from sales and impairments of AFS securities are recorded in book value through earnings.
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

The following table provides the Company’s GAAP book value per share and management’s adjustments to book value per share used in our internal analysis:

	As of March 31,	As of December 31,
In millions except share and per share amounts	2026	2025
Total shareholders' equity of MBIA Inc.	$(2,283)	$(2,237)
Common shares outstanding	50,933,522	50,510,250
GAAP book value per share	$(44.82)	$(44.27)
Management's adjustments described above:
Remove negative book value per share of MBIA Corp.	(53.59)	(53.35)
Remove net unrealized gains (losses) on available-for-sale securities included in other comprehensive income (loss)	(2.48)	(2.34)
Include net unearned premium revenue in excess of expected losses	2.02	2.10

U.S. Public Finance Insurance Segment

Our U.S. public finance insurance portfolio is managed through National. The financial guarantees issued by National provide unconditional and irrevocable guarantees of the payment of the principal of, and interest or other amounts owing on, insured obligations when due or, in the event National has exercised, at its discretion, the right to accelerate the payment under its policies upon the acceleration of the underlying insured obligations due to default or otherwise. National’s guarantees insure municipal bonds, including tax-exempt and taxable indebtedness of U.S. political subdivisions, as well as utility districts, airports, healthcare institutions, higher educational facilities, housing authorities and other similar agencies and obligations issued by private entities that finance projects that serve a substantial public purpose. Municipal bonds and privately issued bonds used for the financing of public purpose projects are generally supported by taxes, assessments, user fees or tariffs related to the use of these projects, lease payments or other similar types of revenue streams. As of March 31, 2026, National had total insured gross par outstanding of $21.5 billion.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our U.S. public finance insurance segment results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Percent Change
In millions	2026	2025	2026 vs. 2025
Net premiums earned	$6	$6	-%
Net investment income	15	15	-%
Net realized investment gains (losses)	-	(5)	-100%
Net gains (losses) on financial instruments at fair value and foreign exchange	(2)	-	n/m
Fees and reimbursements	-	1	-100%
Total revenues	19	17	12%
Losses and loss adjustment	2	3	-33%
Amortization of deferred acquisition costs	1	2	-50%
Operating expenses	12	12	-%
Total expenses	15	17	-12%
Income (loss) from continuing operations before income taxes	$4	$-	n/m
n/m - Percent change not meaningful.

NET PREMIUMS EARNED Net premiums earned on financial guarantees represent gross premiums earned net of premiums ceded to reinsurers, and include scheduled premium earnings and premium earnings from refunded issues. Refunding activity over the past several years has accelerated premium earnings in prior years and reduced the amount of scheduled premiums that would have been earned in the current year. Refunding activity can vary significantly from period to period based on issuer refinancing behavior. For the three months ended March 31, 2026 and 2025, scheduled premiums earned was $6 million and refunded premiums earned were not material.

NET REALIZED INVESTMENT GAINS (LOSSES) Net realized investment losses for the three months ended March 31, 2025 primarily related to sales of securities from the ongoing management of our U.S. public finance investment portfolio, including to generate liquidity to pay claims.

LOSSES AND LOSS ADJUSTMENT EXPENSES For the three months ended March 31, 2026, loss and LAE activity was primarily related to our PREPA exposure, which was driven by the accretion of net reserves and LAE, partially offset by an increase in risk-free discount rates, which caused loss reserves, net of recoveries, to decline. Refer to the following “U.S. Public Finance Insurance Puerto Rico Exposures” section for additional information on our PREPA exposures.

For the three months ended March 31, 2025, loss and LAE activity was primarily related to our PREPA exposure, which was driven by accretion of net reserves and a decline in risk-free discount rates, which caused loss reserves, net of recoveries, to increase.

The following table presents information about our U.S. public finance insurance loss recoverable asset and loss and LAE reserves liabilities as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,	Percent
In millions	2026	2025	Change
Assets:
Insurance loss recoverable	$25	$22	14%
Reinsurance recoverable on paid and unpaid losses (1)	13	13	-%
Liabilities:
Loss and LAE reserves	208	219	-5%
Insurance loss recoverable - ceded (2)	2	1	100%
Net reserve (salvage)	$172	$185	-7%
(1) - Reported within "Other assets" on our consolidated balance sheets.
(2) - Reported within "Other liabilities" on our consolidated balance sheets.

The insurance loss recoverable increased compared with December 31, 2025 primarily as a result of reclassifying recoveries from loss and LAE reserve as a result of claims paid on a lease-backed transaction, partially offset by recovery collections. The loss and LAE reserves as of March 31, 2026 decreased compared with December 31, 2025 primarily due to January 2026 PREPA claim payments and an increase in risk-free rates, partially offset by accretion related to PREPA.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for additional information related to the Company’s insurance loss reserves and recoverables and loss reserving process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

OPERATING EXPENSES Our U.S. public finance insurance segment's operating expenses primarily consist of inter-segment service charge from the corporate segment for support services. For the three months ended March 31, 2026 and 2025, the inter-segment service charge was $9 million and $10 million, respectively.

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

The following table presents the credit quality distribution of National’s U.S. public finance outstanding gross par insured as of March 31, 2026 and December 31, 2025. Capital appreciation bonds are reported at the par amount at the time of issuance of the insurance policy. All ratings are as of the period presented and represent S&P underlying ratings, where available. If transactions are not rated by S&P, a Moody’s equivalent rating is used. If transactions are not rated by either S&P or Moody’s, an internal equivalent rating is used.

	Gross Par Outstanding
In millions	March 31, 2026		December 31, 2025
Rating	Amount	%	Amount	%
AAA	$889	4.2%	$931	4.2%
AA	10,346	48.2%	10,437	46.8%
A	6,687	31.2%	7,352	32.9%
BBB	1,982	9.2%	2,014	9.0%
Below investment grade	1,551	7.2%	1,578	7.1%
Total	$21,455	100.0%	$22,312	100.0%

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

As a result of prior defaults, various stays and the Title III cases, Puerto Rico failed to make certain scheduled debt service payments for National insured bonds. As a consequence, National has paid gross claims in the aggregate amount of $3.2 billion relating to GO, PBA, PREPA and HTA bonds through March 31, 2026, inclusive of the commutation payment and the additional payment in the amount of $66 million in 2019 related to COFINA and the GO and HTA acceleration and commutation payments of $277 million and $556 million, respectively, in 2022.

Status of Puerto Rico’s Fiscal Plans

On June 23, 2023, the Oversight Board filed a fiscal plan for PREPA for fiscal year 2023, which provided for approximately $2.4 billion of distributions to PREPA bondholders. The University of Puerto Rico (the "University") is not a debtor in Title III and continues to be current on its debt service payments. A standstill agreement with certain bondholders was replaced by an Amended and Restated Trust Agreement during 2025 that cured the remaining technical defaults and implemented monthly sinking-fund payments. National is not a party to the Amended and Restated Trust Agreement. As of March 31, 2026, National had $45 million of insured debt service outstanding related to the University.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

PREPA

National’s largest remaining exposure to Puerto Rico, by gross par outstanding, is to PREPA.

On January 31, 2023, National entered into the PREPA RSA with the Oversight Board, on behalf of itself and as the sole Title III representative of PREPA. The Plan and related disclosure statement was filed on February 9, 2023. Subsequently, both the Plan and PREPA RSA were amended. The Title III Court conducted confirmation hearings in March 2024. On June 12, 2024, following the Appeal Decision affirming the Bondholder liens, the Oversight Board informed the Court that it intended to file an amendment to the Plan it believed would account for the changes required by the First Circuit opinion. Thereafter, National provided notice to the Oversight Board that National did not support the board's actions and that such actions constituted a breach and termination of the PREPA RSA, as amended. On June 26, 2024, the Oversight Board filed a petition for a First Circuit panel rehearing, and the UCC filed an en banc appeal. On November 13, 2024, the First Circuit affirmed its decision. On November 27, 2024, the Oversight Board filed a petition for further rehearing, and on December 31, 2024, the First Circuit denied the rehearing request. On January 29, 2025, the Court extended its litigation stay through March 24, 2025, and on March 3, 2025, entered an order identifying key legal issues and requiring a joint proposed litigation schedule. On March 20, 2025, the Court set a briefing schedule on a Motion for Allowance of an Administrative Expense Claim (the "Administrative Claim Motion"). On June 11, 2025, the Court set June 30, 2025, as the deadline for discovery, and July 23, 2025, for oral arguments in the Administrative Claim Motion. Following the hearing, the Court reserved its decision on the legal issues and permitted the parties to continue resolution of discovery disputes. On August 8, 2025, the Court entered an order suspending deadlines for the Administrative Claim Motion until further order of the Court. On October 22, 2025, the Court ordered the parties to meet and confer on scheduling issues in the Administrative Claim Motion litigation and required they file a Joint Status Report by November 24, 2025. Following the filing of the Joint Status Report, the Court entered an order dated December 9, 2025, lifting the litigation stay to permit the parties to litigate motions to compel solely in connection with the Administrative Claim Motion. Bondholders filed their Motion to Compel on January 9, 2026 and the Oversight Board on January 23, 2026, filed its opposition. Bondholders filed their reply brief on February 6, 2026. On March 16, 2026, the Court denied Bondholders' Motion for Allowance of an Administrative Expense Claim. Bondholders filed a notice of appeal on March 27, 2026 to the First Circuit Court of Appeals.

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

On June 22, 2020, the Oversight Board and the Puerto Rico P3 Authority announced an agreement and contract with LUMA Energy, LLC (“LUMA”) which called for LUMA to take full responsibility for the operation and maintenance of PREPA’s transmission and distribution system for a 15- year period following a transition period. On January 24, 2023, the Oversight Board and the Puerto Rico P3 Authority announced an agreement with Genera PR, LLC ("Genera") to take full responsibility for the operation and maintenance of PREPA’s electric generation assets for a 10 year period following a similar transition period. Each of the LUMA and Genera transition periods will end upon the conclusion of the PREPA Title III proceeding. PREPA retains ownership of the system.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

The following table presents our scheduled gross debt service due on our PREPA insured exposures as of March 31, 2026, for the nine months ending December 31, 2026, for each of the subsequent four years ending December 31, and thereafter:

	Nine Months
	Ending
	December 31,
In millions	2026	2027	2028	2029	2030	Thereafter	Total
Puerto Rico Electric Power Authority (PREPA)	$46	$20	$20	$89	$89	$290	$554

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

The following table summarizes the consolidated results of our corporate segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Percent Change
In millions	2026	2025	2026 vs. 2025
Net investment income	$6	$7	-14%
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(5)	-120%
Fees	12	14	-14%
Total revenues	19	16	19%
Operating expenses	13	13	-%
Interest expense	17	18	-6%
Total expenses	30	31	-3%
Income (loss) from continuing operations before income taxes	$(11)	$(15)	-27%

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE Net gains (losses) on financial instruments at fair value and foreign exchange were primarily driven by changes in the revaluation of euro-denominated MTN liabilities. For the three months ended March 31, 2026, foreign currency gains related to these liabilities were $2 million compared with foreign currency losses of $4 million on these liabilities for the same period of 2025. This change was due to the U.S. dollar strengthening against the euro in 2026 compared with the U.S. dollar weakening against the euro in 2025.

FEES Corporate segment fees consist entirely of fees paid by our other segments for services provided. The decrease in fees for the three months ended March 31, 2026 compared with the same period of 2025 was due to lower inter-segment service charges to the other segments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

MBIA Corp. insures sovereign-related and sub- sovereign bonds, utilities, privately issued bonds used for the financing of projects that include toll roads, bridges, public transportation facilities, and other types of infrastructure projects serving a substantial public purpose. MBIA Corp. also insures structured finance and asset-backed obligations repayable from expected cash flows generated by a specified pool of assets, such as residential and commercial mortgages, consumer loans and structured settlements. MBIA Insurance Corporation insures the investment agreements written by MBIA Inc., and if MBIA Inc. were to have insufficient assets to pay amounts due upon maturity or termination, MBIA Insurance Corporation would be required to make such payments under its insurance policies. MBIA Insurance Corporation also insures debt obligations of GFL and obligations under certain types of derivative contracts. As of March 31, 2026, MBIA Corp.’s total insured gross par outstanding was $1.9 billion. In addition, MBIA Corp. consolidates insured transactions as VIEs if it determines it is the primary beneficiary, and deconsolidates such VIEs when it is no longer the primary beneficiary.

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

The following table presents our international and structured finance insurance segment results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Percent Change
In millions	2026	2025	2026 vs. 2025
Net premiums earned	$1	$2	-50%
Net investment income	3	3	-%
Net gains (losses) on financial instruments at fair value and foreign exchange	1	(10)	-110%
Fees and reimbursements	2	2	-%
Other net realized gains (losses)	(1)	-	n/m
Revenues of consolidated VIEs:
Other net realized gains (losses)	-	7	-100%
Total revenues	6	4	50%
Losses and loss adjustment (benefit)	(5)	5	n/m
Amortization of deferred acquisition costs	1	1	-%
Operating expenses	4	5	-20%
Interest expense	36	38	-5%
Expenses of consolidated VIEs:
Operating expenses	4	1	n/m
Interest expense	-	1	-100%
Total expenses	40	51	-22%
Income (loss) from continuing operations before income taxes	$(34)	$(47)	-28%
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

NET GAINS (LOSSES) ON FINANCIAL INSTRUMENTS AT FAIR VALUE AND FOREIGN EXCHANGE The net losses for the three months ended March 31, 2025 were primarily due to the reclassification of foreign currency translation losses from AOCI to net income (loss) due to the liquidation of a foreign subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

REVENUES OF CONSOLIDATED VIEs Consolidated VIE revenue for the three months ended March 31, 2025 related to a gain from a litigation trust we consolidated as a VIE.

LOSSES AND LOSS ADJUSTMENT EXPENSES For the three months ended March 31, 2026, the losses and LAE benefit primarily related to our insured RMBS transactions, driven by an increase in risk-free discount rates which caused loss reserves, net of recoveries, to decline.

For the three months ended March 31, 2025, losses incurred primarily related to a decline in risk-free discount rates which caused loss reserves, net of recoveries, to increase and accretion of loss reserves on our insured RMBS transactions.

As a result of the consolidation of VIEs, the losses and LAE benefit and expense exclude a losses and LAE expense of $1 million for the three months ended March 31, 2026 and 2025, respectively, as VIE losses and LAE are eliminated in consolidation.

The following table presents information about our insurance loss recoverable and loss and LAE reserves as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,	Percent
In millions	2026	2025	Change
Assets:
Insurance loss recoverable	$22	$21	5%
Reinsurance recoverable on paid and unpaid losses (1)	2	1	100%

Liabilities:
Loss and LAE reserves	229	235	-3%
Insurance loss recoverable - ceded (2)	-	1	-100%
Net reserve (salvage)	$205	$214	-4%
_______________
(1) - Reported within "Other assets" on our consolidated balance sheets.
(2) - Reported within "Other liabilities" on our consolidated balance sheets.

The insurance loss recoverable primarily relates to reimbursement rights arising from the payment of claims on MBIA Corp.’s policies insuring certain RMBS transactions. Such payments also entitle MBIA Corp. to exercise certain rights and remedies to seek recovery of its reimbursement entitlements. The decrease in loss and LAE reserves from December 31, 2025 primarily related to an increase in risk-free rates used to discount our insured RMBS reserves.

Refer to “Note 5: Loss and Loss Adjustment Expense Reserves” in the Notes to Consolidated Financial Statements for a description of the Company’s loss reserving policy and additional information related to its insurance loss recoverables and loss and LAE reserves.

OPERATING EXPENSES Our international and structured finance insurance segment's operating expenses primarily consist of inter-segment service charge from the corporate segment for support services. For the three months ended March 31, 2026 and 2025, the inter-segment service charge was $3 million and $4 million, respectively.

INTEREST EXPENSE Interest expense relates to MBIA Corp.’s surplus notes. The interest rate on the surplus notes is 11.26% plus 3-month Secured Overnight Financing Rate ("SOFR") plus 0.26161%. The decrease in interest expense for the three months ended March 31, 2026 compared with the same period of 2025 was due to a decrease in SOFR. Refer to the following “Liquidity and Capital Resources” section for more information about MBIA Corp.’s surplus notes.

EXPENSES OF CONSOLIDATED VIEs The increase in expenses of consolidated VIEs for the three months ended March 31, 2026 compared with the same period of 2025 was primarily due to an increase in legal expenses related to a consolidated VIE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

International and Structured Finance Insurance Portfolio Exposures

Credit Quality

The credit quality of our international and structured finance insured portfolio is assessed in the same manner as our U.S. public finance insured portfolio. As of March 31, 2026 and December 31, 2025, 26% and 25%, respectively, of our international and structured finance insured portfolio was rated below investment grade, before giving effect to MBIA’s guarantees, based on MBIA’s internal ratings, which are generally more current than the underlying ratings provided by S&P and Moody’s for this subset of our insured portfolio. As of March 31, 2026, below investment grade insurance policies primarily represent our first-lien RMBS exposures.

Selected Portfolio Exposures

MBIA Corp. insures RMBS backed by residential mortgage loans, including first-lien alternative A-paper and subprime mortgage loans directly through RMBS securitizations. As of March 31, 2026 and December 31, 2025, MBIA Corp. had $494 million and $504 million, respectively, of first-lien RMBS gross par outstanding. These amounts include the gross par outstanding related to transactions that the Company consolidates under accounting guidance for VIEs and includes international exposure of $27 million and $28 million as of March 31, 2026 and December 31, 2025, respectively.

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

Effective in the first quarter of 2022, MBIA Corp. was granted a permitted practice by the New York State Department of Financial Services (“NYSDFS”) related to the purchase of certain MBIA Corp.-insured securities with gross case base loss reserves (“Remediation Securities”). The Remediation Securities are acquired with the intent to terminate or commute the related insurance policies. MBIA Corp. may elect to sell the Remediation Securities to facilitate a termination or commutation. As of March 31, 2026 and December 31, 2025, MBIA Corp. did not hold any securities under this permitted practice.

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

As of March 31, 2026, the aggregate amount of insured par outstanding ceded by MBIA to reinsurers under reinsurance agreements was $481 million compared with $504 million as of December 31, 2025. Under National’s reinsurance agreement with MBIA Corp., if a reinsurer of MBIA Corp. is unable to pay claims ceded by MBIA Corp. on U.S. public finance exposure, National will assume liability for such ceded claim payments. For a further discussion of the Company’s reinsurance, refer to “Note 12: Insurance in Force” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Consolidated Cash Flows

Information about our consolidated cash flows by category is presented on our consolidated statements of cash flows. The following table summarizes our consolidated cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Percent Change
In millions	2026	2025	2026 vs. 2025
Statement of cash flow data:
Net cash provided (used) by:
Operating activities	$(33)	$(43)	-23%
Investing activities	37	32	16%
Financing activities	(3)	(13)	-77%
Cash and cash equivalents - beginning of period	71	87	-18%
Cash and cash equivalents - end of period	$72	$63	14%

Operating activities

Net cash used by operating activities decreased for the three months ended March 31, 2026 compared with the same period of 2025 principally due to a decrease in payments to participants of our non-qualified deferred compensation plan in 2026.

Investing activities

Net cash provided by investing activities increased for the three months ended March 31, 2026 compared with the same period of 2025 primarily due to a higher return of principal from investments, net of purchases in 2026.

Financing activities

Net cash used by financing activities decreased for the three months ended March 31, 2026 compared with the same period of 2025 primarily due to decreases in stock repurchases related to employee stock award vesting and paydowns of VIE debt in 2026.

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

The credit quality distribution of the Company’s AFS fixed-maturity investment portfolios, excluding short-term investments, are based on ratings from Moody’s and alternate ratings sources, such as S&P or the best estimate of the ratings assigned by the Company, have been used for a small percentage of securities that are not rated by Moody’s. As of March 31, 2026, the weighted average credit quality rating of the Company’s AFS fixed-maturity investment portfolio, excluding short-term investments, was Aa and 94% of the investments were investment grade.

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

Refer to “Note 2: Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on 10-K for the year ended December 31, 2025 and “Note 7: Investments” in the Notes to Consolidated Financial Statements for further information about our accounting policies and investments, respectively.

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

As of March 31, 2026, Insured Investments at fair value represented $141 million or 9% of consolidated investments, of which $132 million or 8% of consolidated investments were Company-Insured Investments. As of March 31, 2026, based on the actual or estimated underlying ratings of our consolidated investment portfolio, without giving effect to financial guarantees, the weighted average rating of only the Insured Investments in the investment portfolio would be in the below investment grade range. Without giving effect to the National and MBIA Corp. guarantees of the Company-Insured Investments in the consolidated investment portfolio, as of March 31, 2026, based on actual or estimated underlying ratings, the weighted average rating of the consolidated investment portfolio was in the A range. The weighted average rating of only the Company-Insured Investments was in the below investment grade range, and investments rated below investment grade in the Company-Insured Investments were 7% of the total consolidated investment portfolio.

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
•
funding share repurchases.

As of March 31, 2026 and December 31, 2025, National held cash and investments of $1.2 billion, of which $165 million and $184 million, respectively, were cash and cash equivalents or short-term investments comprised of money market funds and municipal, U.S. agency and corporate bonds.

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

As of March 31, 2026, National had a stand-alone NOL carryforward of $516 million. If National becomes profitable, it is not expected to make any tax payments under our tax sharing agreement until it fully utilizes the available stand-alone NOL.

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
•
payment of dividends to shareholders.

As of March 31, 2026 and December 31, 2025, the liquidity positions of MBIA Inc. were $353 million and $357 million, respectively, and included cash and cash equivalents and other investments comprised of money market funds and U.S. government and asset-backed bonds.

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
•
payments of operating expenses.

As of March 31, 2026 and December 31, 2025, MBIA Corp. held cash and investments of $208 million and $209 million, respectively, of which $19 million and $22 million, respectively, were cash and cash equivalents or liquid investments comprised of money market funds and municipal, U.S. Treasury and corporate bonds that were immediately available to MBIA Insurance Corporation.

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

Contractual Obligations

For a discussion of the Company’s contractual obligations, refer to “Liquidity and Capital Resources - Liquidity - Contractual Obligations” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There were no material changes in contractual obligations since December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

Capital Resources

The Company manages its capital resources to minimize its cost of capital while maintaining appropriate claims-paying resources (“CPR”) for National and MBIA Corp. The Company’s capital resources consist of total shareholders’ equity, total debt issued by MBIA Inc. for general corporate purposes and surplus notes issued by MBIA Corp. In addition to scheduled debt maturities, from time to time, we reduce unsecured debt through calls or repurchases. Also, MBIA Inc. may repurchase or National may purchase outstanding MBIA Inc. common shares when we deem it beneficial to our shareholders. Purchases or repurchases of debt and common stock may be made from time to time in the open market or in private transactions as permitted by securities laws and other legal requirements. We may also choose to redeem debt obligations where permitted by the relevant agreements. We seek to maintain sufficient liquidity and capital resources to meet the Company’s general corporate needs and debt service. Based on MBIA Inc.’s debt service requirements and expected operating expenses, we expect that MBIA Inc. will have sufficient resources to satisfy its debt obligations and its general corporate needs over time from distributions from National; however, there can be no assurance that MBIA Inc. will have sufficient resources to do so. In addition, the Company may also consider raising third-party capital. Refer to “Capital, Liquidity and Market Related Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2025 and the “Liquidity and Capital Resources—Liquidity—Corporate Liquidity” section included herein for additional information about MBIA Inc.’s liquidity.

Insurance Statutory Capital

National and MBIA Insurance Corporation are incorporated and licensed in, and are subject to primary insurance regulation and supervision by the NYSDFS. National and MBIA Insurance Corporation each are required to file detailed annual financial statements, as well as interim financial statements, with the NYSDFS and similar supervisory agencies in each of the other jurisdictions in which it is licensed. These financial statements are prepared in accordance with New York State and with statutory accounting principles and assist our regulators in evaluating minimum standards of solvency, including minimum capital requirements, and business conduct.

National – Statutory Capital and Surplus

National had statutory capital of $950 million and $937 million, as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, National’s policyholders' surplus was $677 million. For the three months ended March 31, 2026, National had statutory net income of $11 million. Refer to the “National — Claims - Paying Resources (Statutory Basis)” section below for additional information on National’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, National is required to maintain a minimum of $65 million of policyholders’ surplus. National is also required to maintain contingency reserves to provide protection to policyholders in the event of extreme losses in adverse economic events. As of March 31, 2026, National was in compliance with its aggregate risk limits under New York Insurance Law (“NYIL”), but was not in compliance with certain of its single risk limits. Since National does not comply with certain of its single risk limits, the NYSDFS could prevent National from transacting any new financial guarantee insurance business.

NYIL regulates the payment of dividends by financial guarantee insurance companies and provides that such companies may not declare or distribute dividends except out of statutory earned surplus. National had positive earned surplus as of March 31, 2026 from which it may pay dividends, subject to limitations. Under NYIL, the sum of (i) the amount of dividends declared or distributed during the preceding 12-month period and (ii) the dividend to be declared may not exceed the lesser of (a) 10% of policyholders’ surplus, as reported in the latest statutory financial statements or (b) 100% of adjusted net investment income for such 12-month period (the net investment income for such 12-month period plus the excess, if any, of net investment income over dividends declared or distributed during the two-year period preceding such 12-month period), unless the Superintendent of the NYSDFS approves a greater dividend distribution based upon a finding that the insurer will retain sufficient surplus to support its obligations.

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

National’s CPR and components thereto, as of March 31, 2026 and December 31, 2025 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2026	2025
Policyholders' surplus	$677	$656
Contingency reserves	273	281
Statutory capital	950	937
Unearned premiums	175	184
Present value of installment premiums (1)	91	91
Premium resources (2)	266	275
Net loss and LAE reserves (1)	179	191
Salvage reserves on paid claims (1)	24	20
Gross loss and LAE reserves	203	211
Total claims-paying resources	$1,419	$1,423
________________
(1) - Calculated using a discount rate of 4.72% as of March 31, 2026 and December 31, 2025.
(2) - Includes financial guarantee and insured derivative related premiums.

MBIA Insurance Corporation – Statutory Capital and Surplus

MBIA Insurance Corporation had statutory capital of $79 million as of March 31, 2026 and December 31, 2025. As of March 31, 2026, MBIA Insurance Corporation’s policyholders' surplus was $74 million. For the three months ended March 31, 2026, MBIA Insurance Corporation had statutory net income of $1 million. Refer to the “MBIA Insurance Corporation — Claims - Paying Resources (Statutory Basis)” section below for additional information on MBIA Insurance Corporation’s statutory capital.

In order to maintain its New York State financial guarantee insurance license, MBIA Insurance Corporation is required to maintain a minimum of $65 million of policyholders’ surplus. In addition, under NYIL, MBIA Insurance Corporation is required to invest its minimum surplus and contingency reserves and 50% of its loss reserves and unearned premium reserves in certain qualifying assets. As of March 31, 2026, MBIA Insurance Corporation maintained its minimum requirement of policyholders’ surplus but did not have enough qualifying assets to support its contingency reserves and 50% of its loss reserves and unearned premium reserves. As of March 31, 2026, MBIA Insurance Corporation was in compliance with its aggregate risk limits under the NYIL, but was not in compliance with certain of its single risk limits. Since MBIA Insurance Corporation does not comply with its single risk limits, the NYSDFS could prevent MBIA Insurance Corporation from transacting any new financial guarantee insurance business.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

The NYSDFS has not approved MBIA Insurance Corporation’s requests to make interest payments on MBIA Insurance Corporation’s Surplus Notes due January 15, 2033 (the “Surplus Notes”) since, and including, the January 15, 2013 interest payment. The NYSDFS has cited both MBIA Insurance Corporation’s remaining insured exposures, liquidity and financial condition as well as the availability of “free and divisible surplus” as the basis for such non-approvals. As of April 15, 2026, the most recent scheduled interest payment date, there was $1.7 billion of unpaid interest on the par amount outstanding of $953 million of the Surplus Notes. Under Section 1307 of the NYIL and the Fiscal Agency Agreement governing the surplus notes, Surplus Note payments may be made only with the prior approval by the NYSDFS and if MBIA Insurance Corporation has sufficient “Eligible Surplus”, or as we believe, “free and divisible surplus” as an appropriate calculation of “Eligible Surplus.” As of March 31, 2026, MBIA Insurance Corporation had “free and divisible surplus” of $56 million. There is no assurance the NYSDFS will approve Surplus Note payments, notwithstanding the sufficiency of MBIA Insurance Corporation’s liquidity and financial condition. The unpaid interest on the Surplus Notes will become due on the first business day on or after which MBIA Insurance Corporation obtains approval to pay some or all of such unpaid interest. No interest has been accrued or will accrue on the deferred interest.

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

MBIA Corp.’s CPR and components thereto, as of March 31, 2026 and December 31, 2025 are presented in the following table:

	As of March 31,	As of December 31,
In millions	2026	2025
Policyholders’ surplus	$74	$74
Contingency reserves	5	5
Statutory capital	79	79
Unearned premiums	13	14
Present value of installment premiums (1)	15	15
Premium resources (2)	28	29
Net loss and LAE reserves (1)	58	61
Salvage reserves on paid claims (1) (3)	151	148
Gross loss and LAE reserves	209	209
Total claims-paying resources	$316	$317
________________
(1) - Calculated using a discount rate of 5.47% as of March 31, 2026 and December 31, 2025.
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

For a discussion of the Company’s critical accounting estimates, refer to “Critical Accounting Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In addition, refer to “Note 5: Loss and Loss Adjustment Expense Reserves” and “Note 6: Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for a current description of estimates used in our insurance loss reserving process and information about our financial assets and liabilities that are accounted for at fair value, including valuation techniques and significant inputs.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to “Note 3: Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and the potential impact on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s market risk exposures relate to changes in interest rates, foreign exchange rates and credit spreads that affect the fair value of its financial instruments, primarily investment securities, MTNs and investment agreement liabilities. The Company’s investments are primarily U.S. dollar-denominated fixed-income securities including municipal bonds, U.S. government bonds, corporate bonds, mortgage-backed and asset-backed securities. In periods of volatile interest rates, foreign exchange rates and credit spreads, profitability could be adversely affected should the Company have to liquidate these securities. The Company minimizes its exposure to interest rate risk, foreign exchange risk and credit spread movement through active portfolio management to ensure a proper mix of the types of securities held and to stagger the maturities of its fixed-income securities. There were no material changes in market risk since December 31, 2025 related to interest rates, foreign exchange rates and credit spreads. For a discussion of our quantitative and qualitative disclosures about market risk, refer to Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 1A. Risk Factors

For a discussion of the Company’s risk factors refer to Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors since previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The table below presents purchases or repurchases made by the Company or National in each month during the first quarter of 2026:

			Total Number	Maximum Amount That
	Total	Average	of Shares	May Be
	Number	Price	Purchased as	Purchased
Month	of Shares Purchased (1)	Paid Per Share	Part of Publicly Announced Plan	Under the Plan (in millions) (2)
January	0	$0	0	$71
February	0	0	0	71
March	147,310	6.71	0	71
	147,310	$6.71	0
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

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 5, 2026 (the “Annual Meeting”). The matters that were voted upon at the Annual Meeting, and the number of votes cast for or against each matter, and the number of abstentions and broker non-votes as to each such matter, where applicable, are set forth below.

Proposal 1: Election of Directors. The shareholders elected the Company’s nominees to the Board of Directors. The voting results were as follows:

 Nominees: For Against Abstain Broker Non-Votes

Diane L. Dewbrey	28,200,195	1,713,310	8,189	9,027,145
William C. Fallon	28,928,600	984,905	8,189	9,027,145
Steven J. Gilbert	29,175,799	737,706	8,189	9,027,145
Janice L. Innis-Thompson	29,129,153	777,235	15,306	9,027,145
Theodore Shasta	28,999,468	913,973	8,253	9,027,145
Richard C. Vaughan	29,117,184	796,214	8,296	9,027,145

Proposal 2: Approval, on an advisory basis, compensation paid to named executive officers. The shareholders voted to approve the compensation of the Company’s named executive officers listed in the proxy statement for the Annual Meeting. The voting results were as follows:

For	Against	Abstain	Broker Non-Votes
24,598,414	5,277,500	45,780	9,027,145

Item 5. Other Information

Proposal 3: Ratification of the selection of PricewaterhouseCoopers LLP as independent auditors for the Company. The shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for 2026. The voting results were as follows:

For	Against	Abstain	Broker Non-Votes
38,600,859	343,643	4,337

Item 6. Exhibits

*31.1.	Chief Executive Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2.	Chief Financial Officer—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1.	Chief Executive Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2.	Chief Financial Officer—Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS.	XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document.
*101.SCH.	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
*104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MBIA Inc. (Registrant)

Date: May 7, 2026	/s/ Joseph R. Schachinger
Joseph R. Schachinger
Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)